Form 10-K405
period 1999-06-30
EFFICIENT NETWORKS INC
filed 1999-09-13
CIK 1085061

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K

 (Mark One)
 [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: June 30, 1999

                                           OR

 [_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to __________

                        Commission File Number 0-26473
                            ----------------------

                           EFFICIENT NETWORKS, INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                               75-2486865
----------------------------------------         -----------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification Number)

   4201 Spring Valley Road, Suite 1200                    75244
               Dallas, Texas                     -----------------------
----------------------------------------                (zip code)
(address of principal executive offices)

      Registrant's telephone number, including area code: (972) 991-3884

       Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
                               (Title of Class)
                            ----------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes           No    X
          ____         ----

     The aggregate market value of voting stock held by non-affiliates of the registrant as of September 1, 1999, was approximately $575.2 million based upon the last sales price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At September 1, 1999 registrant had outstanding 37,336,161 shares of
                                 Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     No documents are incorporated by reference herein.

================================================================================

                               TABLE OF CONTENTS

                                                                  Page
                                                                  ----
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS.................    2
PART I...........................................................    2
  ITEM 1.BUSINESS................................................    2
  ITEM 2.PROPERTIES..............................................   21
  ITEM 3.LEGAL PROCEEDINGS.......................................   21
  ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....   21
PART II..........................................................   22
  ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED...   22
  ITEM 6.SELECTED HISTORICAL CONDENSED FINANCIAL INFORMATION.....   23
  ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.....................   24
  ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............   45
PART III.........................................................   45
  ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....   45
  ITEM 11.EXECUTIVE COMPENSATION.................................   49
  ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND....   53
  ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........   56
PART IV..........................................................   58
  ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS....
          ON FORM 8-K............................................   58
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.......................  F-1
FINANCIAL STATEMENT SCHEDULES....................................  S-1

               INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of a number of factors. For a discussion of important factors that could affect the Company's results, please refer to the Business section and to the financial statement line item discussions and Factors Affecting Future Operating Results and Stock Price set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations discussed elsewhere in this Annual Report on Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

Introduction

     Efficient Networks is a worldwide developer and supplier of high-speed digital subscriber line customer premises equipment, or CPE, for the broadband access market. According to Cahners In-Stat Group, Efficient was ranked as number five of the top six worldwide producers of digital subscriber line customer premises equipment in terms of both revenues and number of units shipped in 1998 and moved up to number three of the top six suppliers in the first quarter of calendar 1999. Excluding companies that also make digital subscriber line equipment that is installed at the network operator's facility, Efficient was ranked as the number one supplier of DSL customer premises equipment in terms of both revenues and number of units shipped in both of those periods. Our DSL solutions enable telecommunications and other communication network service providers to provide high-speed, cost-effective broadband access services over the existing copper wire telephone infrastructure. We believe there is significant demand for high-speed broadband access, especially among business users and consumers who have found current solutions to be inadequate or too expensive. We therefore focus on developing and producing single- and multiple-user DSL customer premises equipment for small- to medium-size businesses, branch offices of large corporations and consumers. Our DSL products enable applications such as high-speed Internet access, electronic commerce, remote access, telecommuting and extensions of corporate networks to branch offices.

Industry Background

The Growing Need for High-Speed Broadband Communications

     The amount of data being carried over the Internet and private communications networks has grown dramatically and is expected to continue to grow as the number of users accessing these networks increases. The increase in the quantity of data being carried over the Internet and private networks also is being driven by the broadening range of activities for which these networks are being used. In order to enhance their reach to customers and suppliers, businesses are increasingly engaging in mission-critical Internet-based applications, such as electronic commerce, supply chain management, Web hosting, and global marketing and customer support. Businesses also increasingly use the Internet to create secure data networks known as virtual private networks among corporate sites, remote offices and telecommuters. International Data Corporation estimates that there were approximately ten million telecommuters in 1998, of which 72 percent used online services at least once a day. By utilizing the Internet, businesses can streamline internal operations by facilitating employee communications, e-mail, file sharing, and research and analysis. Consumers are also increasingly accessing the Internet to communicate, collect and publish bandwidth intensive information, conduct retail purchases, and access online entertainment. These growing network-dependent activities require the transmission of large amounts of data, which in turn, requires high-speed broadband data access services for end users to obtain the data reliably and within practical time constraints.

Traditional Access Solutions are Inadequate

     To meet the growing demand for high-speed, high-bandwidth data transmission, network service providers have installed high-bandwidth fiber optic transmission equipment, high-speed switches and core routers in the Internet backbone and in interoffice networks. While this network backbone is capable of delivering data at very high speeds, an access bottleneck exists between the ends of these fiber optic networks at telephone companies' central offices and the end users' premises. The copper line connections between the central office and the end user are commonly known as the "last mile." Last mile connections are typically made via dial-up analog or integrated services digital network, commonly known as ISDN, modems over the copper infrastructure that was originally built to transmit analog voice signals. Data transmission speed, otherwise known as bandwidth, is typically expressed in bits per second. Along the fiber optic network backbone, data moves at speeds up to 2.5 billion bits per second, or 2.5 Gbps, while analog modems transmit data at rates up to 56.6 thousand bits per second, or 56.6 Kbps, and most ISDN modems transmit at rates up to 128 Kbps. Even at ISDN speeds, several minutes are often required to access a media rich Website, and several hours may be required to transfer or download large files. During this time, the telephone line cannot be used for any other purpose. This bottleneck frustrates end users and limits the capability of network service providers to deliver applications such as efficient Internet access, multimedia entertainment, real-time telecommuting and branch office internetworking.

     In an effort to provide greater bandwidth, telecommunications network service providers have traditionally deployed T1 services. A T1 line is a high-capacity, dedicated telecommunications line which can support data transmissions rates of up to 1.5 million bits per second, or 1.5 Mbps, which is roughly 25 times the speed of analog modems. Although T1 services have helped fill the need for broadband access for large businesses, network service providers have generally been unable to offer T1 services to small businesses, remote offices, telecommuters and consumers as a result of the complexity and high costs of deployment. Because analog and ISDN modem technology fails to satisfy the bandwidth needs of end users, and T1 access is prohibitively expensive, network service providers continue to seek alternatives for providing cost-effective broadband access to both businesses and consumers. Additionally, the continued growth in both the number of analog modem users and their time spent connected to the Internet congests many network service providers' networks while providing them with little or no additional revenue.

Competition is Driving Rapid DSL Deployment

     Until recently, the incumbent local exchange carriers such as Ameritech, Bell Atlantic, BellSouth, GTE, Pacific Bell, SBC Communications and US West, were the exclusive operators of the last mile. Since analog dialup modems, ISDN and T1 services offered over the incumbent local exchange carriers' networks did not adequately satisfy the demand for cost-effective broadband access for a majority of users, alternative solutions were developed such as broadband wireless and cable access. The deployment of these alternative broadband solutions is now pressuring incumbent local exchange carriers to deliver cost-effective broadband access to their customers.

     In addition, the Federal Telecommunications Act of 1996 intensified the competitive environment because that Act requires incumbent local exchange carriers to lease portions of their networks, including the last mile, to competitive local exchange carriers. As a result, many new companies, long distance telephone companies and Internet service providers have applied for and been granted regulatory approval for competitive local exchange carrier status. Leading competitive local exchange carriers, including Covad Communications, MCI WorldCom, NorthPoint Communications, Rhythms NetConnections and Sprint, are now deploying high-speed services over the copper infrastructure owned by the incumbent local exchange carriers. In response to these competitive pressures and in an effort to increase revenues and maintain their existing customer base, incumbent local exchange carriers are now beginning to commit the resources necessary to deploy cost-effective, high-speed data services over their existing copper infrastructure.

     Similar dynamics are occurring internationally. The growth in Internet use, telecommunications deregulation and competition from alternative broadband access technologies have caused foreign telephone network service providers to commit similar resources to broadband access deployment.

     Incumbent local exchange carriers, competitive local exchange carriers and foreign telephone network service providers are deploying DSL technology as the cost-effective broadband access solution. DSL technology utilizes sophisticated data modulation techniques to achieve high-speed data transmission 100 times faster than analog modems over existing copper telephone wires.

     The equipment needed to enable a DSL link generally consists of two pieces, one in the network operator's central office and one at the premises of the business or consumer. The central office equipment is often called a DSL access multiplexer, commonly known as a DSLAM, which aggregates data traffic from multiple DSL links into a common link to a fiber optic network backbone. The CPE and the DSLAM must also interoperate with the rest of the equipment in a given network. DSL can enable cost-effective, high-speed data transmission from the premises of a business or consumer into a DSL network operator's central office where existing high-capacity networks can then carry data to a destination across an Internet or other service provider's network.

     The market for DSL services is expanding rapidly. Several incumbent local exchange carriers and competitive local exchange carriers have begun to offer DSL services to their customers directly and through Internet service providers. In April 1998, GTE Network Services announced plans to offer DSL service in approximately 300 central offices across 16 states. In May 1998, Pacific Bell announced plans to deploy DSL service to 87 central offices which would provide service to approximately 650,000 business customers and 4.4 million homes across California. In January 1999, Pacific Bell further announced it would spend more than $100 million in 1999 to upgrade its DSL technology and equip 255 central offices. Also in January 1999, Southwestern Bell announced a rollout to 271 central offices allowing DSL service to reach over 440,000 businesses and 3.2 million homes. Covad Communications, a competitive local exchange carrier, announced the availability of its DSL services in the San Francisco Bay area in December 1997. By May 1998, Covad's service was available to over one million potential customers. By the end of 1998, Covad extended its DSL offerings to over 6 million businesses and homes in five major metropolitan areas, and by April 1999, Covad had deployed DSL capability to over 11.2 million homes and businesses in nine metropolitan areas.

Existing Customer Premises Solutions are Constraining DSL Deployment

     As these and other network service providers are deploying DSL services, they are encountering several challenges. In particular, interoperability still presents substantial technical challenges despite recent industry efforts to standardize the various implementations of DSL. Service providers are actively seeking DSL CPE solutions that offer seamless end-to-end interoperability within their networks. End-to-end interoperability requires that DSL solutions be compatible with the customer's computer hardware, operating systems, networking equipment and software, the CPE and DSLAM, and the switching and routing equipment in the service providers' network. Network service providers face additional challenges in deployment and maintenance, because DSL services are typically targeted at branch offices, small businesses or individuals where no particular level of networking expertise can be assumed. Therefore, to implement rapid and widespread DSL deployment, it is of primary importance that DSL CPE provides for simple and cost-effective installation and maintenance.

The Efficient Solution

     Efficient designs and manufactures the SpeedStream family of DSL CPE and related software as part of an overall solution for high-speed remote access and data transmission. Our solutions enable DSL deployment, ensure end-to-end interoperability and provide for efficient and cost-effective installation and maintenance.

     Enable DSL Deployments. Efficient enables network service providers to rapidly and cost-effectively deploy DSL services, thereby allowing them to quickly capture market share in today's intensely competitive environment. Efficient's products are specifically targeted to small- to medium-size companies and consumers for applications such as high-speed Internet access, and to large corporations for applications such as remote access, telecommuting and extensions of corporate networks to branch offices.

     Ensure End-To-End Interoperability. Efficient's DSL solutions offer seamless interoperability from the customer's computer through the service providers' network. To ensure this interoperability, Efficient leverages our core technology expertise in combination with our relationships with network service providers, such as Ameritech, BellSouth, Covad Communications, Hong Kong Telecom and Singapore Telecom, and network equipment vendors, such as ADC Telecommunications, Advanced Fibre Communications, Alcatel, Diamond Lane Communications (acquired by Nokia), DSC Communications (acquired by Alcatel), Ericsson, Lucent Technologies, Newbridge Networks, Nokia, Nortel Networks and Siemens. Since these industry leaders recognize that end-to-end interoperability is a necessary requirement for full scale DSL deployment, network equipment vendors have provided us with early releases of their systems and technologies so that we can ensure that our products will seamlessly interoperate with their systems. Our relationships with network service providers and network equipment vendors enable us to maintain and use one of the most complete DSL interoperability test labs in the industry. In addition, Efficient actively participates in developing industry-wide standards to continue to facilitate end-to-end interoperability.

     Provide for Efficient and Cost-Effective Installation. Efficient offers a full suite of easily installable DSL solutions, including DSL CPE that provides routing and bridging capabilities which connect seamlessly into multiple user environments using a standard networking architecture called Ethernet. For single user environments, Efficient provides internal DSL CPE installed directly into the end user's computer and external CPE that connect to the end user's computer by simply plugging into the computer's universal serial bus, or USB, port. Efficient's internal and universal serial bus modems are supported by Efficient's ProfileBuilder software which allows the network service provider to configure the CPE for a particular network before the CPE is sent out into the field. Pre-configuration of the CPE obviates the cost and time associated with having installers perform these configuration activities with each end-user installation.

     Provide for Cost-Effective Maintenance. Efficient offers network service providers our Advanced Status software, a troubleshooting and diagnostic tool. With Advanced Status software, a network service provider's customer support technician can walk an end user through the diagnostic process over the telephone. This allows the network service provider to easily monitor, diagnose and often remotely fix the customer's problems quickly, which can substantially reduce the network service provider's customer support costs. In the event that a technician needs to be dispatched, Advanced Status provides easy diagnosis and facilitates on-site repair.

The Efficient Strategy

     Our objective is to be the leading worldwide provider of high-performance DSL broadband access customer premises equipment for businesses, remote offices, telecommuters and consumers. Key elements of our strategy include the following:

     Capitalize upon our Early Market Acceptance by Network Service Providers. We intend to leverage our products' early market acceptance to extend our market share. We have been focused on the high-speed network connectivity market for six years and specifically on the DSL market for three years. Our DSL CPE products have been deployed by Ameritech, BellSouth, Covad Communications, Hong Kong Telecom, Singapore Telecom, and six other network service providers. An additional 39 network service providers have begun to test our CPE solutions. We intend to build upon this early acceptance of our products to become the primary provider of DSL CPE to these and other network service providers as they deploy their DSL networks.

     Leverage Strategic Relationships with Network Equipment Vendors. We intend to leverage both current and future relationships to continue to promote Efficient in the industry, extend our sales capabilities, increase our volume distribution, and build brand awareness. We believe successful deployment of DSL necessitates close working relationships with network equipment vendors. Since most network equipment vendors do not have complete DSL CPE solutions, they typically bundle and sell their network equipment with third-party CPE solutions. We have established relationships with ADC Telecommunications, Alcatel, Diamond Lane Communications (acquired by Nokia), DSC Communications (acquired by Alcatel), Ericsson, Nokia, Nortel Networks and Siemens, among others.

     Continued Development of Broadband Access CPE. We intend to continue developing DSL CPE products that enhance the features of our current line as well as create new bundled voice and data access products. We are developing advanced functionality, enhanced routing and bridging capabilities, additional software, and new products based on different physical interfaces. We are continually pursuing techniques to reduce product costs. In developing new technologies and products, we benefit from our relationships with key industry leaders that offer early visibility into market requirements and deployment trends.

     Broaden Distribution Channels. We plan to extend our distribution channels to meet the growing demand for broadband access solutions. When we first deployed our current generation DSL products, we initially targeted incumbent local exchange carriers and network equipment providers in order to secure large contracts, establish credibility in the marketplace and strengthen key network service provider relationships. We have since built a direct sales force to target competitive local exchange carriers, foreign telephone network service providers and Internet service providers as well. Moreover, we are developing alternative distribution channels such as telephone company-aligned distributors, traditional two-tier distribution partners, third-party integrators, and retail partners. To this end, we have recently signed agreements with Innotrac, Nortel Supply and Sprint North Supply, three leading telephone company-aligned distributors. We are also expanding our global presence by extending our international direct sales force, securing additional international value-added resellers and establishing retail sales abroad.

     Build the Efficient Brand Name. In addition to increasing brand awareness with network service providers and network equipment vendors, we believe it is critical to establish brand awareness and differentiation from our competitors with end customers through superior performance, ease of use and customer service. We plan to continue building brand awareness of Efficient and SpeedStream to identify us as the leading provider of DSL CPE solutions. All of our DSL products, even when deployed by network service providers, carry the Efficient and SpeedStream brand names. In some instances, we co-brand our products with prominent network equipment vendors such as Alcatel in order to build this name recognition. In addition, we plan to increase our investments in a broad range of marketing programs, including active trade show participation, advertising in print publications, direct marketing and Web-based marketing.

Products

     Efficient has developed the SpeedStream family of DSL products that enables broadband access for businesses and consumers. Our products are designed to support a number of operating systems, DSL implementations, and network architectures. Our asymmetric DSL, or ADSL, products provide transmission speeds of up to 8 Mbps in the downstream direction from the network to the user, and up to 800 Kpbs in the upstream direction. Our symmetric DSL, or SDSL, products provide equal upstream and downstream speeds of up to 1.1 Mbps. Our SpeedStream products are separated into three different product series:

 . 3000 Series -- Designed for the single user and installable into a peripheral component interface, or PCI, bus slot within a personal computer.

 . 4000 Series -- Designed for the single user and connected to a personal computer through a universal serial bus port.

 . 5000 Series -- Designed to provide routing and/or bridging capabilities and allow multiple users to connect through an Ethernet port.

     Although SpeedStream products currently account for most of our revenues, we continue to generate a small portion of our revenues from the sale of our high-speed ATM local area network products which were originally introduced in 1994. These ATM products are specifically designed for use in private data communications networks within office or home environments which are commonly known as local area networks, or LANs.

     Efficient also provides a full suite of pre-configuration and diagnostic software tools. Our pre-configuration software, ProfileBuilder, enables network service providers to architect scalable DSL services and ensures rapid and reliable installation while reducing or eliminating the need for on-site configuration. Our diagnostic and troubleshooting software, Advanced Status, is designed to reduce a network service provider's expense associated with ongoing maintenance and repair. We believe that these software capabilities can reduce the overall expense for DSL service deployment and maintenance.

The SpeedStream 3000 Series

     The SpeedStream 3000 Series consists of internal modems which provide high-speed asymmetric DSL connectivity for a personal computer. The SpeedStream 3000 Series incorporates the following features:

     .  Installs into any peripheral component interface bus slot;

     .  Configures using Efficient ProfileBuilder software for easy setup;

     . Includes Efficient Advanced Status diagnostic software tools for rapid error diagnosis and correction;

     . Supports the four most prevalent data encapsulation standards to ensure network interoperability with Internet Protocol and ATM networking equipment;

     .  Provides ATM functionality that enables reliable data transmission;

     .  Offers remote management capability; and

     . Supports Microsoft Windows 95, Windows 98 and Windows NT operating systems.



                                                                      SpeedStream 3000 Series
                                  --------------------------------------------------------------------------------------------
                                             3010                  3020/3021                 3041                 3060
                                  --------------------------------------------------------------------------------------------
DSLAM Interoperability                 Relies on external          ADC, AFC,                Siemens            Alcatel, DSC
                                           DSL modem              Diamond Lane,                               Communications
                                                                Ericsson, Lucent,
                                                                Newbridge, Nokia,
                                                                     Nortel
------------------------------------------------------------------------------------------------------------------------------
Calendar Year of First Commercial      First half of 1998      First half of 1998/       Second half of       Second half of
 Availability                                                    Expected second              1999                 1998
                                                                   half of 1999
------------------------------------------------------------------------------------------------------------------------------
Suggested Retail Price                      $129                       $269                   $269                 $269
------------------------------------------------------------------------------------------------------------------------------

                          The SpeedStream 4000 Series

     The SpeedStream 4000 Series consists of external modems which provide high-speed asymmetric DSL connectivity through a personal computer's universal serial bus port. The SpeedStream 4000 Series incorporates the following features:

     .  Attaches externally via a personal computer's universal serial bus port;

     .  Configures using Efficient ProfileBuilder software for easy setup;

     . Includes Efficient Advanced Status diagnostic software tools for rapid error diagnosis and correction;

     . Supports the four most prevalent data encapsulation standards to ensure network interoperability with Internet Protocol and ATM networking equipment;

     .  Provides ATM functionality that enables reliable data transmission;

     .  Offers remote management capability; and

     .  Supports Microsoft Windows 98 operating system.



                                                                     SpeedStream 4000 Series
                                  ------------------------------------------------------------------------------------------
                                              4020/4021                       4041                          4060
                                  ------------------------------------------------------------------------------------------
DSLAM Interoperability                         ADC, AFC,                     Siemens                    Alcatel, DSC

                                        Diamond Lane, Ericsson,                                        Communications
                                          Lucent, Newbridge,
                                            Nokia, Nortel
----------------------------------------------------------------------------------------------------------------------------
 Calendar Year of First                First half of 1998/                   Second                  First half of 1998
Commercial Availability                  Expected second                  half of 1999
                                          half of 1999
----------------------------------------------------------------------------------------------------------------------------
Suggested Retail Price                        $299                             $299                         $969
----------------------------------------------------------------------------------------------------------------------------

The SpeedStream 5000 Series

     The SpeedStream 5000 Series provides high-speed remote asymmetric DSL or symmetric DSL connectivity for one or more personal computers, workstations or other network devices over a standard networking architecture called Ethernet. The SpeedStream 5000 Series incorporates the following features:

     . Facilitates DSL connectivity for multiple users via a standard Ethernet port;

     . Provides routing and bridging capabilities (except 5250, designed for bridging only);

     .  Pre-configures for rapid network deployment;

     . Supports the four most prevalent data encapsulation standards to ensure network interoperability with Internet Protocol and ATM networking equipment;

     .  Provides ATM functionality that enables reliable data transmission; and

     .  Offers remote management capability.

                                                                      SpeedStream 5000 Series
                                  --------------------------------------------------------------------------------------------
                                          5010/5621                     5250                 5650                 5660
                                  --------------------------------------------------------------------------------------------
DSLAM Interoperability                     ADC, AFC,                 Diamond Lane           Diamond Lane         Alcatel, DSC
                                         Diamond Lane,                                                          Communications
                                       Ericsson, Lucent,
                                       Newbridge, Nokia,
                                           Nortel
------------------------------------------------------------------------------------------------------------------------------
      ADSL or SDSL                           ADSL                     SDSL                   SDSL                 ADSL
------------------------------------------------------------------------------------------------------------------------------
    Calendar Year of                  First half of 1998/      Second half of 1998      Expected second        Second half
    First Commercial                         Second                                       half of 1999           of 1998
    Availability                          half of 1999
------------------------------------------------------------------------------------------------------------------------------
Suggested Retail Price                        $595                    $499                    $595                 $595
------------------------------------------------------------------------------------------------------------------------------

ProfileBuilder Software

     Our ProfileBuilder software tool supports all SpeedStream DSL products for single personal computer environments. ProfileBuilder allows a network system provider to select configuration settings for the CPE that match its specific network. This CPE pre-configuration allows a network operator the flexibility to choose network settings unique to the network's service offerings, without requiring an end user or an installation technician to individually configure each unit. Thus, by setting the attributes for DSL, ATM and data encapsulation prior to installation of the CPE, the speed of DSL equipment installation is increased. We believe that this ability to pre-configure DSL CPE provides cost savings for network service providers and allows them to scale their DSL service offerings rapidly and reliably.

Advanced Status Software

     All SpeedStream DSL products for single-user environments include embedded diagnostic and troubleshooting software called Advanced Status. During normal network conditions, the end user is unaware that this software is operating. However, if network degradation or failure occurs, a customer service representative can work with the end user to diagnose and isolate problems with the DSL link, the CPE or the network itself. Advanced Status software provides information such as status indications and performance statistics for DSL, ATM and packet communication layers. This information helps identify problems and determine whether they must be solved at the central office or the customer premises. Advanced Status software minimizes the need to send a technician to the customer premises and speeds troubleshooting and repair. We believe that our Advanced Status software reduces the overall expense of DSL service.

ATM LAN Products

     Prior to developing our SpeedStream product families, Efficient developed and produced products that were used to provide high-speed connections between various components on asynchronous transfer mode-based local area networks. We introduced ATM LAN products in 1994 that were capable of data rates of up to 155 Mbps and introduced 25 Mbps products in 1996 for less demanding applications. These products utilize the same technology relating to application specific integrated circuits as our SpeedStream product family and are geared toward business customers. Also, these products support Windows 95, Windows NT, Sun OS, and Sun Solaris operating systems. Furthermore, development of our ATM LAN products required expertise in networking, ATM and personal computer environments. This expertise provided the foundation for development and commercialization of our DSL products.

Products under Development

     Efficient is developing a new family of business class products that will integrate voice and data traffic through a single platform. This family of products is intended to enable service providers to offer bundled voice and data services over a single copper connection. We intend to release the first of these new products in the first half of calendar 2000. We believe that as competition among network service providers intensifies, the ability to provide bundled voice and data services will provide competitive differentiation among network service providers.

     In addition, Efficient is presently working to add new features, enhance existing features and reduce the cost of our SpeedStream products. Specifically, we are working to integrate advanced filtering technology, routing capabilities, advanced management tools and new hardware interfaces into SpeedStream products.

Technology

     Efficient designs and manufactures DSL CPE as part of an overall solution for high-speed remote access and data transmission. Efficient's SpeedStream family of DSL CPE includes products intended for a single user such as a telecommuter, as well as for multiple users within branch offices or small businesses. Efficient integrates a diverse set of technologies and expertise, primarily in the following areas:

 .  DSL System Architecture

 .  Asynchronous Transfer Mode and Data Encapsulation Techniques

 .  Software

 .  Application Specific Integrated Circuit Design

 .  Routing and Bridging

DSL System Architecture Expertise

     We structure our product architectures to consist of highly modular blocks of hardware and software. By utilizing our expertise in developing multiple products with diverse types of DSL technology, we have developed a core set of hardware and software designs. Consequently, it is a relatively straightforward activity to restructure the components and develop a new SpeedStream product. Similarly, as new features are developed, they can be made available across a number of products all based upon common components. This design modularity helps Efficient respond quickly to new market requirements.

     Our product architectures use Efficient's proprietary application specific integrated circuits, or ASICs, as well as chipsets from third-party suppliers. We believe that the use of our application specific integrated circuits in conjunction with these third-party chipsets has advantages for CPE performance and cost. Because DSL signals operate across a broad frequency range, circuits must be carefully designed to ensure that high performance is achieved without disrupting other equipment in the end user's home or office (such as televisions). We believe that our techniques for DSL circuit design, component selection and layout, emissions shielding and certification testing result in high-performance products that meet a broad range of emissions and safety certifications mandated by the Federal Communications Commission, international regulatory bodies, consumer safety laboratories and network operators.

Asynchronous Transfer Mode and Data Encapsulation Techniques Expertise

     All of our SpeedStream CPE products employ our own ATM hardware and software technology. ATM technology enables multiple communication sessions to occur simultaneously and bursty packet traffic to co-exist with delay-sensitive traffic such as voice or video information. In order to allow this data to be carried across an ATM network, it must be formatted into fixed-size ATM cells, a technique known as data encapsulation. ATM and data encapsulation permit a common network infrastructure to offer diverse services. There are numerous data encapsulation techniques which network service providers, Internet service providers or other network operators may implement.

     We have been able to implement these numerous ATM and data encapsulation techniques because of our prior experience in designing, manufacturing, and commercializing ATM LAN equipment. Key pieces of silicon and software technology were re-used from these products to enable rapid development of our SpeedStream CPE. We believe that this intellectual property, as well as the ATM networking expertise associated with it, represents one of our key competitive advantages.

Software Expertise

     Our software engineers have expertise in developing code that addresses the needs of network service providers. Our modular software architecture enables re-use of much of our software code across products. This modularity also enables rapid development of new products. Our knowledge of network operation and architectures and data encapsulation techniques allows us to write software that ensures that our products are interoperable with other network equipment vendors' products. In addition, our understanding of various operating systems and personal computer environments allows us to create software that provides for trouble-free installation and network maintenance. Our software engineers also design, build and operate comprehensive testing environments to ensure not only that our products are interoperable, but also offer high performance.

     Efficient has developed a suite of software for our single-user SpeedStream products that enables communication in a personal computer environment. This software is commonly called a "driver" and allows application software, such as e-mail or a Web browser, to send and receive data over the DSL network link, just as it would over a modem or a LAN connection. By building upon software source code and skills developed for ATM LAN products, Efficient is able to support a number of diverse personal computer environments. To date, Efficient has leveraged our software expertise to develop and release high-performance, rapidly installing drivers for our SpeedStream 3000 and 4000 Series products. This software is interoperable with numerous brands and models of personal computers, operating system environments such as Windows 95, Windows 98 and Windows NT version 4, and upcoming environments such as Windows 2000.

     Efficient has also developed and released our ProfileBuilder and Advanced Status software tools. In addition, Efficient works closely with network service providers to create software specific to their networks, which allows them to rapidly and reliably deploy and maintain DSL service.

Application Specific Integrated Circuit Design Expertise

     Efficient has developed custom application specific integrated circuits that enable high-speed ATM networking using peripheral component interface or universal serial bus attachments. Our application specific integrated circuits provide high-speed interfaces to the personal computer and also perform several ATM functions, including segmentation and reassembly functions whereby variable length packets are converted into fixed size ATM cells. They also perform traffic shaping functions that control the flow of data from the end user's equipment into the service provider's network. The use of custom application specific integrated circuits allows us to better control the cost of our products and helps ensure their performance and interoperability with diverse brands of personal computers and network equipment.

Routing and Bridging Expertise

     Efficient's multi-user products offer a shared Ethernet port for local attachment to a computer network and an ATM DSL port for transmission and receipt of data across a DSL interface. A bridging device forwards Ethernet packets between the product's Ethernet port and its ATM DSL port based on addresses contained in the Ethernet packets. Efficient's Ethernet bridging products examine addressing information in each packet to determine whether it should be forwarded between the local Ethernet port and the ATM DSL port. Our bridging CPE requires little or no configuration, thereby reducing the network service provider's installation expense. Because all packet forwarding decisions are made independently of the network protocol carried by the Ethernet packets, our bridging CPE can support numerous network types, including older LAN environments such as Novell's IPX or Apple's AppleTalk, as well as networks based on the Internet Protocol.

     Routers are able to perform much more complex functions than those performed by bridges including restricting certain types of data from entering the network and directing data flow based on dynamically assigned Internet protocol addresses. Efficient's routing products forward Internet Protocol packets based upon addressing information contained in the packet header. Support for several different methods of ATM data encapsulation helps ensure network interoperability. Efficient's routing products provide features that enhance security and ease network administration for end users, such as packet filtering, which prevents unwanted access to local servers or other private resources, and a technique known as network address translation, which masks the presence of local computers from other computers on the Internet. Our routing products also implement an address management technique called the dynamic host configuration protocol that automates the assignment of Internet protocol addresses to computers attached locally to the router. The network address translation and dynamic host configuration protocol features of our routing products can help minimize address interoperability issues, and may be able to accelerate deployment of DSL services.

     Efficient's routing products include a complete suite of management capabilities that enable local and remote troubleshooting as well as upgrades to system configuration or software. This is important as DSL is a complex technology typically intended for a technologically unsophisticated user base. We believe that our products' combination of management capabilities which can be accessed either locally or remotely can help reduce the cost of network administration for DSL network service providers.

Customers

     Historically, sales of our CPE have been to two main classes of customers: network equipment vendors who supply DSL central office equipment and DSL network service providers. To date, Efficient has sold products to eight network equipment vendors and 11 network service providers. An additional 39 network service providers have begun to test our CPE solutions.

     Network equipment vendors include our products as an element of a complete solution offered to their network service provider customers. In many cases, several different network equipment vendors specify our products as the preferred or bundled CPE in response to bid requests issued by a network service provider for complete DSL access solutions. Network service providers will then provide the CPE to end users for access to their DSL network. In some cases, we sell CPE to the network equipment vendor for resale as part of a bundled solution to the network service provider. In other cases, we sell directly to the network service provider.

     The following table sets forth the top 20 customers for our DSL products in the fiscal year ended June 30, 1999, categorized by customer type. These customers accounted for an aggregate of 22.6% of our total revenues in fiscal 1998 and 85.9% of our total revenues in fiscal 1999.



---------------------------------------------------------------------------------------------------------------
                                                                                 Telephone Company-Aligned
     Network Equipment Vendors             Network Service Providers              And Other Distributors
---------------------------------------------------------------------------------------------------------------
      ADC Telecommunications               Ameritech                             Daehan Information Service
      Alcatel                              Covad Communications*                     Corp.
      Diamond Lane                         Flashcom                              Global Technology Integrator
           Communications                  Hong Kong Telecom                     Innotrac for BellSouth's
      Ericsson                             Panhandle                                 network
      Lucent Technologies                       Telecommunication                Soon Cabling Pte, Ltd.*
      Nokia                                     Services                         Telecom Equipment for
      Nortel Networks                      Southwestern Bell                         Singapore Telecom's
      Siemens                                                                        network*
                                                                                 Universe Computers
---------------------------------------------------------------------------------------------------------------

 * The customers indicated accounted for 10% or more of our total revenues in fiscal 1998 or fiscal 1999.

Strategic Relationships

     We believe that establishing relationships with leaders in DSL technology and services is critical to our success. Accordingly, we have formed strategic relationships and, in some cases, entered into joint development agreements with network service providers, network equipment vendors and developers of DSL semiconductor technology. We are also pursuing strategic relationships to ensure that high-volume distribution channels are in place for our products.

Network Service Providers

     Ameritech. Efficient has entered into an agreement to provide DSL CPE to Ameritech. We have worked closely with the technical and product management staff responsible for DSL service deployment at Ameritech. We have also provided early software releases of new products to Ameritech, and have provided Ameritech with training for both customer service and field support.

     BellSouth. Efficient has entered into a joint promotion agreement with BellSouth for DSL CPE. BellSouth provides a financial incentive for Internet service providers that bring customers into the BellSouth DSL service. For the term of the program, subscribing Internet service providers are offered SpeedStream CPE at a reduced cost. Efficient has also entered into a supply agreement with BellSouth. We believe that the joint promotion agreement in conjunction with the supply agreement with BellSouth will create significant demand for our products.

     Covad Communications. Efficient has worked closely with Covad to tune the feature set of our SpeedStream 5250 symmetric DSL bridging modem to their network requirements. We are working with Covad to develop new products intended specifically for its network and also are involved in discussions with Covad about our next-generation products. In addition, on June 28, 1999, we issued a $5.0 million convertible promissory note to Covad which converted into 497,663 shares of common stock upon completion of our initial public offering in July 1999.

     Singapore Telecom. Efficient has worked closely with SingTel to provide customized software with our CPE that is unique to SingTel's advanced Magix DSL service. We are involved in discussions with SingTel with respect to the evolution of SingTel's network architecture and service offerings. SingTel has consistently volunteered to work with us to test our new products.

Network Equipment Vendors

     ADC Telecommunications. ADC is an investor in Efficient and was the first company with whom we developed a partnership for DSL CPE. ADC has actively promoted our products to network service providers in conjunction with ADC's Cellworx central office platform. William L. Martin III, Senior Vice President of ADC and President of the Business Broadband Group of ADC, is a member of our board of directors.

     Alcatel. Efficient and Alcatel have established a joint development and marketing agreement for CPE that is interoperable with Alcatel's DSLAM. We are working together to develop two successive generations of DSL CPE based around our universal serial bus, ATM and software technology, and employing Alcatel's DSL chipsets and software. In certain cases, we co-brand products which are sold by both Efficient and Alcatel.

     DSC Communications. DSC Communications was recently purchased by Alcatel. Aside from our relationship with Alcatel and prior to its acquisition, we had entered into a partnership with DSC for CPE. DSC manufactures the Lightspan digital loop carrier system. Digital loop carriers enable telecommunications service providers to extend digital services to locations connected to the network by analog equipment and typically are employed in DSL service offerings to extend the number of customers to whom DSL service can be offered. We believe that our continuing relationship with DSC can increase the exposure of our CPE into network service providers.

     Ericsson. Efficient and Ericsson have entered into a long term agreement whereby we supply our SpeedStream 3000 PCI and 4000 USB products. Under the provisions of this agreement, we are the exclusive supplier to Ericsson of universal serial bus DSL CPE through the end of 1999. After 1999, we will provide these products on a non-exclusive basis.

     Nokia. Efficient and Nokia have entered into a purchase and distribution agreement whereby we supply our SpeedStream 3000 PCI and 4000 USB products. Under the provisions of this agreement,

Nokia resells our products along with its EKSOS family of DSL equipment and the SpeedLink DSLAM of Diamond Lane. Nokia recently acquired Diamond Lane Communications.

     Nortel Networks. Efficient has an agreement to supply Nortel with DSL CPE that is interoperable with Nortel's Universal Edge 9000 access product. Nortel offers the Universal Edge 9000 to both new and existing customers as an upgrade for both Nortel's DMS voice switches and its access node digital loop carriers. Based on this relationship, we are working with Nortel on next-generation products.

     Siemens. Siemens has been an investor in Efficient since June 1998. Following its most recent investment in March 1999, Siemens holds an aggregate of 3,716,800 shares or approximately 10.0% of our outstanding capital stock. We have worked with Siemens to specifically design and produce certain DSL CPE that is interoperable with both Siemens' XpressLink D DSLAM and with DSL interfaces for Siemens' installed base of voice switches. Anthony T. Maher, who is a member of the board of Siemens AG Information and Communication Networks, joined our board of directors in April 1999.

Developers of DSL Semiconductor Technology

     Analog Devices. Many of our products use asymmetric DSL technology from ADI. Efficient was one of two CPE vendors to engage in an early availability program with ADI for G.lite, a splitterless DSL technology. G.lite is expected to enable deployment of DSL service without requiring a network service provider technician to perform on-site wiring changes or installation of CPE.

     Texas Instruments Incorporated. Texas Instruments is an investor in Efficient. Some SpeedStream products under development use asymmetric DSL technology from Texas Instruments. We have licensed pieces of our ATM silicon and software to Texas Instruments, and have assisted in the development of reference designs for application of Texas Instruments' asymmetric DSL components. Texas Instruments has provided us with access to its asymmetric DSL components at most favored prices. Texas Instruments also fabricates one of our ATM application specific integrated circuits and has provided introductions for Efficient to personal computer manufacturers who are searching for sources of DSL CPE.

Telephone Company-Aligned Distributors

     Sprint North Supply. Sprint North Supply is a primary supplier of telecommunications equipment to Sprint. Many other network service providers also source networking products from Sprint North Supply. Efficient has entered into a distribution agreement with Sprint North Supply that enables it to carry selected members of our SpeedStream product family.

     Nortel Supply. Nortel Supply is a distributor of Nortel and other network equipment vendors' products. Through our agreement with Nortel Supply, Efficient leverages Nortel Supply's worldwide distribution capabilities.

     Innotrac. Innotrac is a distributor of consumer telecommunications equipment for several incumbent local exchange carriers, including BellSouth. Efficient, Innotrac and BellSouth jointly promote BellSouth's DSL services with Efficient's SpeedStream CPE. We believe that we can leverage Innotrac's relationship with several incumbent local exchange carriers, as well as Innotrac's experience in distributing products in high volume.

Manufacturing

     We outsource the assembly and testing of products and printed circuit boards to turnkey contract manufacturers. Currently, ACT Manufacturing, Inc. manufactures the majority of our products at its facility in Hermasillo, Mexico. We also contract with Solectron Corp. to manufacture a portion of our DSL products at its facility in Austin, Texas and with Xetel, Inc. to manufacture our ATM LAN products and a portion of our DSL products at its facility in Dallas, Texas. Each of these manufacturers are certified by the International Standards Organization for manufacturing and design processes. Efficient plans to engage an additional contract manufacturer to meet our anticipated manufacturing requirements and to continue reducing the cost of our products.

     Efficient has a limited in-house manufacturing capability. We have complete capabilities for final test, packaging and shipping of our products. We perform comprehensive inspection tests and use statistical process controls to assure the reliability and quality of our products. Our manufacturing engineers design and build all test procedures and fixtures for our products. We integrate these manufacturing tests with the contract manufacturers' build processes. Our manufacturing personnel work with our design engineers to ensure that the test environment remains current as DSL technology evolves. We also perform warranty and repair work at our Dallas facility.

     Efficient's engineers design custom application specific integrated circuits that are incorporated into the majority of our products. Efficient contracts with silicon manufacturers to fabricate the application specific integrated circuits for prototype testing. We perform design verification and simulation testing at our facilities. After successful completion of these tests, Texas Instruments, Samsung Semiconductor and VLSI Technology manufacture our application specific integrated circuits in volume on a turnkey basis. We purchase only packaged and tested application specific integrated circuits.

     Other than our application specific integrated circuits, we try to use standard parts and components whenever possible. We currently purchase certain key parts and components from sole-source suppliers such as Alcatel Microelectronics, Analog Devices, Conexant Systems and Texas Instruments.

Sales and Marketing

     Since 1996, Efficient has worked closely with network equipment vendors that supply DSL-based central office equipment. These vendors offer our SpeedStream products to network service providers as part of a complete, interoperable DSL solution. We engage in joint sales activities with our partners and regularly provide them with collateral materials to enable their sales forces to promote our products. Our relationships with network equipment vendors result in introductions to large network service providers. In many cases, with DSL interoperability assured by Efficient and our partners, network service providers choose to purchase CPE directly from Efficient.

     Efficient also works closely with network service providers to ensure that our CPE is matched to their DSL service offerings. Initial discussions with network service providers generally involve our sales, marketing and business development personnel who work to communicate the strengths of our company and our products. Detailed responses to request for purchase documents are submitted to network service providers, often by both Efficient and one or more network equipment vendors.

     Next, at the network service provider's request, we engage in a technical certification process involving our system engineers who work in a lab environment, in some cases for days or weeks, with their counterparts from the network service provider. We frequently provide informal consultation on network deployment and testing as well as customized training for network service providers. In some cases, we create special software releases or product combinations for major network service providers. While the actual sale and distribution of CPE varies network by network, this initial relationship-building stage is critical in every case. We believe that it is difficult to provide CPE into DSL service offerings without these close relationships with network service providers.

     We engage in a variety of marketing activities to build brand awareness. We issue press releases concerning significant product releases, partnerships and network design wins. We also conduct briefings for analysts and members of the press. We participate in a number of industry trade shows and pursue speaking engagements at related events. Efficient uses direct mail campaigns to increase awareness of our company and our products among Internet service providers, who are increasingly active in introducing customers to DSL services. Our broad goals are to continue to increase the awareness of Efficient as a company, and of our DSL CPE product line brand, SpeedStream.

     As the scope of our marketing efforts expands, our Website continues to be a strategic resource in disseminating information to interested parties. Our Website also plays an active role in collecting sales leads, working remotely with partners and key customers, and performing customer support. In the future, we believe that our Website may become an important tool for direct sales of our products.

Research and Development

     We believe that our future success depends on our ability to adapt to the rapidly changing communications environment, maintain our significant expertise in core technologies, and continue meeting and anticipating our customers' needs. We continually review and evaluate technological changes affecting the telecommunications market and invest substantially in applications-based research and development. We are committed to an ongoing program of new product development that combines internal development efforts with joint ventures and licensing or marketing arrangements relating to new products and technologies from outside sources.

     Efficient's core research and development activities are focused on both hardware and software technologies. In our hardware development activities, we possess significant expertise in application specific integrated circuits development, analog and mixed signal hardware design, ATM architecture and bus architectures, such as peripheral component interface and universal serial bus. In software development, Efficient has particular strengths in data networking protocols and operating systems, device driver development and traffic management, and techniques for advanced routing and systems management.

     To enable successful deployment of DSL services, our CPE must be interoperable with the DSLAM, ATM switching equipment and other networking equipment from multiple vendors. In our development efforts, we leverage our relationships with prominent DSLAM vendors to ensure DSL interoperability. The continued development and use of our own industry-tested application specific integrated circuits and software ensure ATM switching interoperability. In addition, our support for a number of protocol stacks provides data encapsulation interoperability with routers at Internet service providers or within corporate networks. Efficient has a solid understanding of the end-to-end technologies in use, and we actively work to ensure interoperability while using technology that we control. Our design verification procedures include testing in complex network environments created in our laboratories that simulate end-to-end network architectures used in DSL service deployments. We believe that our stringent design verification and test procedures allow us to provide cost-effective, high-performance DSL CPE that minimizes the technology risk for network operators.

     Most of the technology associated with Efficient's SpeedStream products continues to evolve. Asymmetric DSL supports high frequency digital data transmission simultaneously with analog voice signals on a single copper phone line, but digital data and analog voice have the capability to disrupt one another. One common method of minimizing this disruption is to electrically separate the voice signals from the data signals using a circuit known as a filter or a "splitter." At present, the use of a splitter often requires a network technician or the end user to install the device using hand tools and to modify phone wiring inside a home or business. We are currently researching analog filtering circuit technology and are working with other companies to enable filter designs that can be installed without tools or changes to interior wiring.

     Another future technology involves ATM switched virtual circuits. Switched virtual circuits create a dedicated connection between two points of a network. Current ATM/DSL deployments typically use permanent virtual circuits to create these dedicated connections. Permanent virtual circuits must be created manually, while switched virtual circuits employ software to automatically create a circuit across the ATM network without manual intervention. Some network operators have expressed a concern that DSL deployments may not scale rapidly if permanent virtual circuits are employed. Switched virtual circuit implementations are complex and may represent a technology barrier for competitors. Efficient has sold ATM LAN products supporting switched virtual circuits for several years. We believe we are well suited to help enable large-scale DSL deployments as network operators demand support for switched virtual circuits.

Competition

     The network equipment industry is highly competitive, and we believe that competition may increase substantially as the introduction of new technologies, deployment of broadband networks and potential regulatory changes create new opportunities for established and emerging companies. In addition, a number of our competitors and potential competitors have significantly greater financial and other resources than us which may enable them to more aptly meet new competitive opportunities. We compete directly with other providers of DSL CPE including 3Com Corporation, Alcatel, Cisco Systems, FlowPoint and Netopia, among others. Other vendors with whom we compete also have proprietary systems with which our products are not interoperable. Included among these vendors are Cisco Systems, Copper Mountain Networks, Orckit Communications, PairGain Technologies and Westell Technology. In addition, a number of potential competitors, such as Intel Corporation, Matsushita which markets its products under the Panasonic name, Sony Corporation, SGS-Thomson and Toshiba America, may enter the DSL CPE market. Furthermore, DSL as a technology for deploying broadband connections is competing with alternative technologies including ISDN, T1, broadband wireless and cable solutions.

     The rapid technological developments within the network equipment industry results in frequent changes to our group of competitors. The principal competitive factors in our market include:

 .   Industry relationships with network service providers and network equipment vendors;

 .   product reliability, performance and interoperability;

 .   product features;

 .   product availability;

 .   price;

 .   ability to distribute products;

 .   ease of installation and use;

 .   technical support and customer service; and

 .   brand recognition.

     We believe we are successfully addressing each of these competitive factors. Nonetheless, we expect to face increasing competitive pressures from both current and future competitors in the markets we serve.

Intellectual Property

     We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect our trade secrets and know-how. To date, we have been granted one U.S. patent with counterpart patents pending in three international jurisdictions and have an additional 11 U.S. patent applications pending.

     Although we employ a variety of intellectual property in the development and manufacturing of our products, we believe that none of our intellectual property is individually critical to our current operations. However, taken as a whole, we believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual properties to the same extent as the laws of the United States. From time to time, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products effectively. There can be no assurance that any necessary licenses will be available on reasonable terms.

     We have registered the trademarks "Efficient Networks" and "SpeedStream." "Advanced Status" and "ProfileBuilder" are also our trademarks. All other trademarks or service marks appearing in this prospectus are trademarks or service marks of the respective companies that use them.

Employees

     As of June 30, 1999, we employed approximately 124 full-time employees, including 31 in sales and marketing, 13 in manufacturing, 64 in engineering, 13 in finance and administration and three in customer service. Most of our employees are located in the United States with six sales and sales engineering employees located in The Netherlands and two sales and sales engineering employees located in Singapore. None of our employees is represented by collective bargaining agreements, and management considers relations with our employees to be good.

ITEM 2.  PROPERTIES

     We lease an approximately 26,000 square foot facility in Dallas, Texas for executive offices and for administrative, sales and marketing, and research and development purposes. The lease for this facility expires in 2001. We also lease an approximately 11,000 square foot facility in Dallas, Texas for manufacturing, shipping and receiving of product. This lease also expires in 2001. Additionally, we lease an approximately 2,500 square foot facility in Amsterdam, The Netherlands for our European operations. This lease expires in 2004. We also lease an approximately 1,000 square foot facility in Singapore for our Pacific Rim operations. This lease expires in 1999.

ITEM 3.  LEGAL PROCEEDINGS

     Efficient is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By written consent effective May 24, 1999, the stockholders approved the following matters:

        1. Amended and Restated Certificate of Incorporation in the form effective upon completion of the Company's initial public offering in July 1999:

        2. Amended and Restated Bylaws in the form effective upon completion of the Company's initial public offering in July 1999;

        3. Indemnification Agreements to be entered into between the Company and each of its current and future officers and directors;

        4. Adoption of the Company's 1999 Stock Plan and the reservation of 3,500,000 shares of common stock for issuance thereunder; and

        5. Adoption of the Company's 1999 Employee Stock Purchase Plan and the reservation of 200,000 shares of common stock for issuance thereunder.



     Holders of 24,590,657 shares of common stock (counting the then outstanding preferred stock on an as-converted basis) consented to the foregoing matters. Holders of 8,071,631 shares of common stock (counting the then outstanding preferred stock on an as-converted basis) withheld their consents.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Our Common Stock began trading on the NASDAQ National Market System under the symbol EFNT effective July 15, 1999. Prior to that date, there was no public market for our Common Stock. The following table sets forth for the periods indicated the high and low closing prices for the Common Stock, as reported by
NASDAQ:


                Fiscal Year Ending June 30, 2000                           High          Low
---------------------------------------------------------------------   ---------     --------
First Quarter (July 15, 1999 through September 1, 1999)..............    $58.625        $36.00


     As of September 1, 1999, there were 168 stockholders of record.

     The Company believes factors such as quarterly fluctuations in results of operations, announcements by the Company or its competitors, technological innovations, new product introductions, governmental regulations, litigation or changes in earnings estimates by analysts may cause the market price of the Common Stock to fluctuate, perhaps substantially. In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to their operating results. These broad market and industry fluctuations may adversely affect the market price of the Company's Common Stock.

       To date, the Company has not paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain any available funds to finance the growth and operation of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED HISTORICAL CONDENSED FINANCIAL INFORMATION

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are qualified by reference to the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The statement of operations data set forth below for the years ended June 30, 1997, 1998 and 1999, and the balance sheet data at June 30, 1998, 1999, are derived from, and are qualified by reference to, the audited Consolidated Financial Statements of Efficient included elsewhere herein. The statement of operations data set forth below for the years ended June 30, 1995 and 1996 and the balance sheet data at June 30, 1995, 1996 and 1997 are derived from audited Consolidated Financial Statements of Efficient not included herein.

                                                                      Fiscal Year Ended June 30,
                                                        -------------------------------------------------------
                                                        1995           1996        1997        1998       1999
                                                       -------      --------     -------     -------    -------
                                                                (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues....................................       $ 2,314    $  3,687    $  4,122    $  3,370     $ 14,828
Cost of revenues................................         1,125       2,209       2,386       2,160       14,344
                                                       -------    --------    --------    --------     --------
Gross profit....................................         1,189       1,478       1,736       1,210          484
                                                       -------    --------    --------    --------     --------
Operating expenses:.............................
 Sales and marketing............................         1,505       2,366       2,409       3,436        6,133
 Research and development.......................         3,405       3,853       4,183       4,389        7,747
 General and administrative.....................           822       1,082       1,245       1,641        1,993
 Stock option compensation                                  --         198         659       1,165        3,116
                                                       -------    --------    --------    --------     --------
  Total operating expenses......................         5,732       7,499       8,496      10,631       18,989
                                                       -------    --------    --------    --------     --------
Loss from operations............................        (4,543)     (6,021)     (6,760)     (9,421)     (18,505)
Interest and other income (expense), net........           248         177         125         130       (7,900)
                                                       -------    --------    --------    --------     --------
Net loss........................................       $(4,295)   $ (5,844)   $ (6,635)   $ (9,291)    $(26,405)
                                                       =======    ========    ========    ========     ========
Basic and diluted net loss per share(1).........       $ (1.56)   $  (2.06)   $  (2.19)   $  (2.86)    $  (6.87)
                                                       =======    ========    ========    ========     ========
Weighted average shares(1)......................         2,750       2,838       3,027       3,254        3,893
                                                       =======    ========    ========    ========     ========
Unaudited pro forma basic and diluted net loss                                                         $  (0.97)
   per share(1)  ................................                                                      ========
Weighted average shares used to compute Unaudited
  pro forma basic and diluted net Loss per
  share(1)  .....................................                                                        28,342
                                                                                                       ========
Consolidated Balance Sheet Data:
Cash and cash equivalents  ......................      $ 2,650    $  1,303    $  3,413    $  7,607     $  3,604
Working capital  ................................        3,400       2,619       4,370       7,870       12,585
Total assets  ...................................        6,357       5,150       6,454      10,667       23,965
Redeemable convertible preferred stock  .........       11,155      16,155      23,635      34,743       40,495
Total stockholders' deficit  ....................       (6,008)    (11,643)    (17,610)    (25,374)     (39,014)

(1) Note 2 of Notes to Consolidated Financial Statements provides an explanation of the determination of the weighted average shares used to compute basic and diluted net loss per share and unaudited pro forma basic and diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto, as well as the other information included elsewhere in this prospectus.

Overview

     We are a worldwide independent developer and supplier of high-speed DSL customer premises equipment for the broadband access market. Our DSL solutions enable telecommunications and other network service providers to provide high-speed, cost-effective broadband access services over the existing copper wire telephone infrastructure to both business and residential markets. We therefore focus on developing and producing single- and multiple-user DSL customer premises equipment for small- to medium-size businesses, branch offices of large corporations and consumers. Our DSL products enable applications such as high-speed Internet access, electronic commerce, remote access, telecommuting and extensions of corporate networks to branch offices.

     We were incorporated in June 1993. From inception through fiscal 1997, we primarily focused on developing and selling ATM-based products for local area network, or LAN, applications. ATM, or asynchronous transfer mode, is a widely-used transmission technology that breaks data down into individual packets with unique identification and destination addresses and may be used to transmit data, voice and video within a network. During fiscal 1997 we began to leverage our ATM, personal computing environment and networking expertise to develop DSL modem products for high-speed Internet access. Although we continue to sell ATM LAN products, we have largely discontinued further development efforts on such products and are currently focusing on our DSL products. We shipped our first DSL products in the third quarter of fiscal 1998. Our DSL products, which accounted for less than 3% of net revenues in fiscal 1998, represented 87.1% of our net revenues in fiscal 1999. We expect sales of our ATM LAN products to continue to gradually decrease in absolute amount over the next one to two years, and to decrease substantially as a percentage of net revenues during that time.

     We derive our revenues from sales of our SpeedStream family of DSL products and, to a lesser extent, our ATM LAN products. We sell our DSL products primarily to network service providers, network equipment vendors and telephone company-aligned distributors. For the Fiscal Year ended June 30, 1999, Covad Communications represented 29.6% of our net revenues, and Soon Cabling Pte, Ltd. represented 17.5% of our net revenues. For the fiscal year ended June 30, 1998, Victron, a manufacturer for Xylan, represented 19.6% of our net revenues, and Telecom Equipment, a distributor for Singapore Telecom, represented 12.6% of our net revenues. Our top ten customers for the Fiscal Year ended June 30, 1999 accounted for 82.3% of our net revenues. We expect to continue to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period.

     Since inception, a substantial portion of our revenues has been derived from customers located outside of the United States and we expect this trend to continue. Revenues derived from customers outside the United States represented 52% of our net revenues in fiscal 1998 and 41% of our net revenues for the Fiscal Year ended June 30, 1999. We currently maintain a European sales office in Amsterdam and opened an Asian sales office in Singapore in May 1999. We believe that in order to continue growing and attain profitability, we must continue to penetrate international markets.

Accordingly, we will need to expand our international operations and to hire qualified personnel for these operations.

     To date, international sales have been denominated solely in U.S. dollars and, accordingly, we have not been exposed to fluctuations in non-U.S. currency exchange rates. In the future, a portion of our international sales may be denominated in currencies other than U.S. dollars, which would then expose us to gains and losses based upon exchange rate fluctuations.

     The gross margins on our DSL products have been below the levels that our business has historically achieved. The lower gross margins on our DSL products have been a result of manufacturing start-up costs and volume discounts given to quickly introduce products into the market. While we believe that our gross margins will improve in the near term as a result of manufacturing and component cost reductions, we do not expect to attain gross margins comparable to those we historically achieved until at least the second half of fiscal 2000. Other factors that will affect our gross margin include the product mix sold in any particular period, distribution channels, competitive pressures and levels of volume discounts.

     Our limited operating history in the DSL market makes it difficult to forecast our future operating results. To date, we have not achieved profitability in any quarter or annual period, and as of June 30, 1999, we had an accumulated deficit of $54.2 million. Although our net revenues have grown in recent quarters, we cannot be certain that our net revenues will increase at a rate sufficient to achieve and maintain profitability.

     For the fiscal years 1997, 1998 and 1999, we accrued an aggregate of $18.5 million in deferred stock option compensation. These amounts represent the difference between the exercise price of certain stock options granted during such periods and the deemed fair market value of our common stock at the time of such option grants. We are amortizing the deferred stock option compensation over the vesting periods of the applicable options, which is generally four years. We amortized deferred stock option compensation in the amounts of $659,000, $1.2 million and $3.1 million in fiscal years 1997, 1998 and 1999, respectively. We expect to amortize the deferred stock option compensation at the rate of approximately $1.4 million per quarter until fully amortized.

Results of Operations

     The following table sets forth, for the periods presented, certain data from Efficient's consolidated statement of operations expressed as a percentage of net revenues.

                                                                  Fiscal Year Ended June 30,
                                                           ------------------------------------------
                                                               1997            1998            1999
                                                             --------        --------        --------
Net revenues........................................          100.0%          100.0%          100.0%
Cost of revenues....................................           57.9            64.1            96.7
                                                            -------         -------         -------
Gross profit........................................           42.1            35.9             3.3
                                                            -------         -------         -------
Operating expenses:
 Sales and marketing................................           58.4           102.0            41.4
 Research and development...........................          101.5           130.2            52.2
 General and administrative.........................           30.2            48.7            13.4
 Stock option compensation..........................           16.0            34.6            21.0
                                                            -------         -------         -------
   Total operating expenses.........................          206.1           315.5           128.1
                                                            -------         -------         -------
Loss from operations................................         (164.0)         (279.6)         (124.8)
Interest and other income (expense), net............            3.0             3.9            53.3
                                                            -------         -------         -------
Net loss............................................        (161.0)%        (275.7)%        (178.1)%
                                                            =======         =======         =======

Net Revenues

     Net revenues consist of product sales, net of allowances for returns. Net revenues increased 340% to $14.8 million in fiscal 1999 from $3.4 million in fiscal 1998. Net revenues in fiscal 1998 reflected a 18.2% decrease from the $4.1 million realized in fiscal 1997. DSL product revenues, which didn't exist in fiscal 1997, increased from $84,000 in fiscal 1998 to $12.9 million in fiscal 1999. The increases in DSL product revenues from fiscal 1998 to fiscal 1999 reflect the beginning market adoption of our DSL products, which first became available in the quarter ended March 31, 1998. The increase in DSL product revenues was partially offset by a decrease in revenues from our ATM LAN products. During fiscal 1997, we made the strategic decision to begin focusing on developing our DSL products and, as a result, significantly reduced the level of development and support activities associated with our ATM LAN products. As a result of this change in focus, ATM LAN product revenues declined from $4.1 million in fiscal 1997 to $3.3 million in fiscal 1998, and further declined to $1.9 million in fiscal 1999. From fiscal 1997 to fiscal 1998, this decrease was only slightly offset by sales of prototype DSL products that began in the second half of fiscal 1998. We expect ATM LAN product revenues to continue to decrease over time.

Cost of Revenues

     Cost of revenues consists of amounts paid to third-party contract manufacturers, manufacturing start-up expenses and the personnel and related costs of our manufacturing operation. Cost of revenues increased 564% to $14.3 million in fiscal 1999 from $2.2 million in fiscal 1998. This compares to a decrease of 9.5% for fiscal 1998 as compared to the $2.4 million in cost of sales incurred in fiscal 1997. The increase from fiscal 1998 to fiscal 1999 reflected the substantial increase in DSL product sales. The decrease from 1997 to 1998 reflected the declining sales of our ATM LAN products.

     Gross margin represented 3.3% of net revenues in fiscal 1999, compared to 35.9% of net revenues in fiscal 1998 and 42.1% of net revenues in fiscal 1997. Gross margin on our DSL products increased from a gross loss of 22.6% of the related revenues in fiscal 1998 to a gross loss of 3.6% of the related revenues for fiscal 1999. Our gross margin was lower in the current period as we focused on bringing our DSL products to market quickly and as we began to add personnel to our manufacturing operations in anticipation of higher levels of business going forward. We took a number of actions that were designed to bring our DSL products to market quickly but which also adversely affected our gross margins. These actions included initial volume price discounts for key customers and incremental costs such as manufacturing start-up, expedite and other incremental shipping and handling charges associated with initial low volume manufacturing. We expect that we will continue to incur higher than normal costs associated with the actions to bring our DSL products to market quickly through at least the end of calendar 1999. The higher costs incurred on our DSL products were partially offset by improved gross margins realized on our ATM LAN products. Gross margin on our ATM LAN products improved from 42.1% of related revenues in fiscal 1997 to 37.4% in fiscal 1998 and to 49.5% in fiscal 1999. The period-to-period increase in gross margins on our ATM LAN products was a result of manufacturing efficiencies achieved with these more mature products. As sales of our ATM LAN products continue to decline as a percentage of our total net revenues, any benefit of manufacturing efficiencies, cost reduction or other gross margin improvements in those products will have a diminishing beneficial effect on our overall gross margins. We do not expect to attain gross margins comparable to those we historically achieved until at least the second half of fiscal 2000 as we continue to focus on quickly bringing our DSL products to market.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of employee salaries, commissions and benefits, and advertising, promotional materials and trade show exhibit expenses. Sales and marketing expenses increased 79.4% from $3.4 million in fiscal 1998 to $6.1 million in fiscal 1999. This compares to an increase of 42.6% in fiscal 1998 over the $2.4 million recorded in fiscal 1997. The increases in sales and marketing expenses in absolute amount from fiscal 1997 through fiscal 1999 resulted primarily from sales and marketing activities associated with the launch of our DSL products. These launch costs included significant personnel-related expenses associated with increasing the size of our sales and marketing organization, and increased trade show activities and related travel expenses. Sales and marketing expenses represented 58.4% of net revenues in fiscal 1997, 102.0% in fiscal 1998 and 41.4% in fiscal 1999. The increase in sales and marketing expenses as a percentage of net revenues from fiscal 1997 to 1998 was primarily a result of the up front spending required to launch our DSL products, which only began to constitute a significant portion of our revenues in fiscal 1999. The decrease in such expenses as a percentage of net revenues from fiscal 1998 to fiscal 1999 was a result of the rapid increase in DSL revenues. We expect sales and marketing expenses to increase in dollar amount in future periods as we continue to expand our domestic and international sales and marketing organization.

Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts, including third-party consulting and prototyping costs. Research and development expenses increased 76.5% from $4.4 million in fiscal 1998 to $7.7 million in fiscal 1999. This compares to an increase of 4.9% in fiscal 1998 over the $4.2 million recorded in fiscal 1997. The substantial increase in research and development spending from period to period was primarily a result of increased personnel and related costs associated with a larger research and development organization, as well as design and prototype expenses incurred in connection with the roll-out of our DSL products. Additionally, research and development spending in fiscal 1998 was partially offset by $850,000 of nonrecurring engineering expenses reimbursed by third parties. These amounts are treated as an offset to the related research and development spending. Accordingly, while the net amount of research and development spending in fiscal 1998 was relatively consistent with the fiscal 1997 level, our gross research and development spending increased 25.2% from fiscal 1997 to 1998. We received no such reimbursements in the fiscal 1999 period. Research and development expenses represented 101.5% of net revenues in fiscal 1997, 130.2% in fiscal 1998 and 52.2% in fiscal 1999. The substantial increases in research and development expenses as a percentage of net revenues from fiscal 1997 to 1998 reflected our early investment in developing our DSL products. The decrease from 1998 to 1999 in such expenses as a percentage of net revenues was a result of the rapid increase in DSL revenues. We expect research and development expenses to increase in dollar amount in future periods as we continue to expand our research and development organization to develop new products and technologies.

General and Administrative Expenses

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and accounting personnel, facility costs, insurance costs and professional fees. General and administrative expenses increased 21.5% from $1.6 million in fiscal 1998 to $2.0 million in fiscal 1999. This compares to an increase of 31.8% in fiscal 1998 over the $1.2 million recorded in fiscal 1997. The increases in absolute amount of general and administrative spending from period to period were primarily a result of increases in headcount associated with building our infrastructure. General and administrative expenses represented 30.2% of net revenues in fiscal 1997, 48.7% in fiscal 1998 and 13.4% in fiscal 1999. The substantial increase in general and administrative expenses as a percentage of net revenues in fiscal 1998 primarily reflected lower revenues in that year, while the decrease from fiscal 1998 to fiscal 1999 reflected the rapid increase in DSL revenues in fiscal 1999. We expect general and administrative expenses to increase in dollar amount in future periods as we continue to build our infrastructure and as a result of operating as a publicly-held company.

Stock Option Compensation

     Stock option compensation reflects the difference between the exercise price of stock options granted and the deemed fair market value of our common stock on the dates of grant. For the years ended June 30, 1997, 1998 and 1999 we recorded aggregate deferred stock option compensation of $2.3 million, $3.1 million and $13.1 million, respectively in connection with stock option grants. Amortization of deferred stock option compensation was $659,000 in fiscal 1997, $1.2 million in fiscal 1998 and $3.1 million in fiscal 1999. We expect to amortize the deferred stock option compensation at the rate of approximately $1.4 million per quarter until fully amortized. See Note 8 of Notes to Consolidated Financial Statements for a discussion of our deferred stock option compensation. Prior to our initial public offering in July 1999, there was no market for our common stock, and option prices were determined by the Board of Directors based upon numerous factors. Upon review in connection with our initial public offering, it was determined that the fair market value on the date of grant of certain options was higher than originally determined by the Board of Directors. Beginning with our initial public offering, we began pricing options based upon the public market price of our common stock, and do not anticipate accruing additional deferred stock option compensation in periods after the first quarter of fiscal 2000.

Interest and Other Income (Expense), Net

     Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents offset by miscellaneous non-operating expenses. Interest and other income (expense), net went from income of $125,000 in fiscal 1997 to $130,000 in fiscal 1998 and to an expense of $7.9 million in fiscal 1999. In the second half of fiscal 1999, we borrowed $9.0 million from certain investors. These notes carried an interest rate of 10% per year, and were payable on the earlier of January 2002 or the completion of an initial public offering. In connection with these notes, we issued the investors warrants to purchase 3,082,191 shares of Series H preferred stock at an exercise price of $2.92 per share. The proceeds were allocated between the notes and the warrants based on their pro rata fair values resulting in a discount. The discount was amortized as interest expense over six months, which represented the expected terms of the promissory notes. In addition, in June 1999, we borrowed an additional $5.0 million from Covad Communications Group, Inc. The Covad note carried an interest rate of 8% per year, and the principal amount and interest on the note converted into an aggregate of 497,663 shares of common stock upon completion of our initial public offering in July 1999. In future periods we expect interest and other income (expense), net to vary depending upon changes in the amount and mix of interest-bearing investments outstanding during each period.

Income Taxes

     From inception through June 30, 1999, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of June 30, 1999, we had approximately $48.0 million of federal net operating loss carryforwards to offset future taxable income which will begin to expire in varying amounts beginning in 2008. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the recognition of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, a 100% valuation allowance has been recorded. Furthermore, as a result of changes in Efficient's equity ownership resulting from Efficient's redeemable convertible preferred stock and note financings and Efficient's initial public offering, utilization of the net operating losses and tax credits may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization. See Note 11 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through the sale of preferred equity securities and, in the second half of fiscal 1999, through borrowings from our investors and others. Since inception through June 30, 1999, we have raised an aggregate of $40.4 million (net of transaction expenses) from the sale of equity securities and an additional $14.0 million through loan transactions.

  At June 30, 1999, we had cash and cash equivalents of $3.6 million. At June 30, 1999, we did not have a line of credit or other borrowing facility available, nor did we have any material capital commitments.

     Cash used in operating activities in fiscal 1999 was $23.4 million. Cash used in operating activities was $6.6 million in fiscal 1998 and $4.6 million in fiscal 1997. Cash used in operating activities has primarily represented funding of our net losses, partially offset by accounts payable and accrued expenses.

     Cash used in investing activities in fiscal 1999 was $1.7 million. Cash used for investing activities was $572,000 in fiscal 1998 and $525,000 in fiscal 1997. In each period, these amounts related primarily to the purchase of computers and other equipment used in our development activities and other equipment and furniture used in our operations.

     Cash provided by financing activities in fiscal 1999 was $21.1 million, consisting of funds raised from issuances of redeemable convertible preferred stock and borrowings from our investors. See Notes 6 and 7 of Notes to Consolidated Financial Statements for a description of the loan and equity transactions. Cash provided by financing activities was $11.4 million in fiscal 1998 and $7.3 million in fiscal 1997. In each year, financing activities consisted primarily of the private placement of redeemable convertible preferred stock.

     Our future capital requirements will depend upon a number of factors, including the timing and level of research and development activities and sales and marketing campaigns. We believe that our cash and cash equivalent balances and the net proceeds from our initial public offering (approximately $64 million), which was consummated in July 1999, will provide sufficient capital to fund our operations at least through the end of fiscal 2000. Thereafter, we may require additional capital to fund our business. In addition, from time to time we evaluate opportunities to acquire complementary technologies or companies. Should we identify any such opportunities, we may need to raise additional capital to fund the acquisitions. There can be no assurance that financing will be available to us when we need it on favorable terms or at all.

Year 2000 Issues

     Many currently installed computer systems, software products and other control devices are unable to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' computer systems, software products and control devices may need to be upgraded or replaced in order to operate properly in the year 2000 and beyond.

     We have designed our products to be year 2000 compliant. However, there can be no assurance that our current products do not contain undetected errors or defects associated with year 2000 date functions. If such errors or defects do exist, we may incur material costs to resolve them.

     The internal systems used to deliver our services utilize third-party hardware and software. We have completed an internal systems and processes review for year 2000 compliance. We have completed our assessment of the year 2000 risks we may encounter, and all identified instances of noncompliance have been repaired and tested. Any application or system scheduled for replacement by September 1999 has not been tested. We anticipate completion of final test and repair procedures on our internal systems and expect to be substantially year 2000 compliant by the end of September 1999. We have contacted the vendors of these products in order to gauge their year 2000 compliance. Based on these vendors' representations, we believe that the third-party hardware and software we use are year 2000 compliant. There can be no assurance, however, that we will not experience unanticipated negative consequences, including material costs, caused by undetected errors or defects in the technology used in our internal systems.

     We have no specific contingency plan to address the effect of year 2000 noncompliance. If, in the future, it comes to our attention that certain of our products need modification, or certain of our third-party hardware and software are not year 2000 compliant, then we will seek to make modifications. In such cases, we expect such modifications to be made on a timely basis and we do not believe that the cost of such modifications will have a material effect on our operating results. There can be no assurance, however, that we will be able to modify our products, services and systems in a timely and successful manner to comply with year 2000 requirements, which could have a material adverse effect on our business.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities," ("SFAS No. 133") as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The adoption of Statement of Financial Accounting Standards No. 133 is not expected to have a material effect on our results of operations, financial position or cash flows as we do not currently hold derivative instruments or engage in hedging activities.

Disclosures About Market Risk

     The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the Risk Factors section.

     As of June 30, 1999, we had short-term investments of $2.1 million. Substantially all of these short-term investments consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the June 30, 1999 rates would cause the fair value of these short-term investments to change by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

     At June 30, 1999 we did not own any equity investments. Therefore, we did not have any direct equity price risk.

     Substantially all of our revenues are realized currently in U.S. dollars. In addition, we do not maintain significant asset or cash account balances in currencies other than the United States dollar. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

Factors Affecting Future Results and Stock Price

Risks Associated With the Digital Subscriber Line Industry

Sales of Our Products Depend on the Widespread Adoption of Broadband Access Services and if the Demand For Broadband Access Service Does Not Develop, then Our Results of Operations and Financial Condition Would Be Adversely Affected.

     Our business would be harmed, and our results of operations and financial condition would be adversely affected, if the use of broadband access services does not increase as anticipated, or if our customers' broadband access services are not well received in the marketplace. Certain critical factors will likely continue to affect the development of the broadband access services market. These factors include:

 . inconsistent quality and reliability of service;

 . lack of availability of cost-effective, high-speed service;

 . inability to integrate business applications on the Internet;

 . lack of interoperability among multiple vendors' network equipment;

 . congestion in service providers' networks;

 . inadequate security; and

 . inability to meet growing demands for increasing bandwidth.

     Even if these factors are adequately addressed, the market for broadband access services to the Internet and corporate networks may fail to develop or may develop more slowly than anticipated. If this market fails to develop or develops more slowly than anticipated, our business would be harmed, and our results of operations and financial condition would be adversely affected.

Many Competing Technologies May Serve Our Target Market, and if the DSL Technology Upon Which Our Products is Based Does Not Succeed as a Technological Solution for Broadband Access, We Would Not Be Able to Sustain or Grow Our Business.

     The market for high-speed data transmission services has several competing technologies which offer alternative solutions, and the demand for DSL services is uncertain in light of this competition. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our products less competitive or obsolete. If any of these events occur, we would be unable to sustain or grow our business. Technologies which compete with DSL are:

 . other access solutions provided by telephone network service providers such as dial-up analog modems, integrated services digital networks and T1 services;

 . broadband wireless technologies; and

 . broadband cable technologies.

     If these alternatives gain market share at the expense of DSL technologies, demand for our products would be reduced, and we would be unable to sustain or grow our business. Additionally, wireless and cable network service providers are well funded, and cable network service providers have large existing customer bases. As a result, competition from these companies is intense and expected to increase.

We Depend Upon Network Service Providers to Deploy DSL Technologies and Services in a Broad and Timely Manner, and if They do Not, We Would Be Unable to Sell Our Products.

     If network service providers do not increase their deployment of DSL services rapidly, we would be unable to sell our products as anticipated, if at all. Factors that impact deployments include:

 . the demand from end users;

 . a prolonged approval process, including laboratory tests, technical trials, marketing trials, initial commercial deployment and full commercial deployment;

 . the development of a viable business model for DSL services, including the capability to market, sell, install and maintain DSL services;

 . requirements at the network service providers' central offices;

 . varying and uncertain conditions of the installed copper wire, including size and length, electrical interference, and crossover interference with voice and data telecommunications services;

 . problems of interoperability among DSL network equipment vendors' products;

 . evolving industry standards for DSL technologies; and

 . domestic and foreign government regulation.

Risks We Face Within the DSL Industry

Competition Within The DSL Market is Intense and Includes Numerous Established Competitors, and if We Are Unable to Compete Effectively, Our Business Would Be Harmed.

     Competition in the DSL customer premises equipment market is intense, and we expect competition to increase. Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than we have. If we are unable to compete successfully, our business will be harmed and our results of operations and financial condition would be adversely affected. We cannot assure you that we will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete successfully. See "Business--Industry Background" and "--Competition."

     Competitive pressures could adversely affect us in the following ways:

 . reduce demand for our products;

 . cause delays or cancellations of customer orders;

 . cause us to reduce prices on our existing products; or

 . increase our expenses.

Our Failure to Enhance Our Existing Products or to Develop and Introduce New Products That Meet Changing Customer Requirements and Emerging Industry Standards Would Adversely Impact Our Ability to Sell Our Products.

     The market for high-speed broadband access is characterized by rapidly changing customer demands and short product life cycles. If our product development and enhancements take longer than planned, the availability of our products would be delayed. Any such delay would adversely impact our ability to sell our products and our results of operations and financial condition would be adversely affected. Our future success will depend in large part upon our ability to:

 . identify and respond to emerging technological trends in the market;

 . develop and maintain competitive products that meet changing customer demands;

 . enhance our products by adding innovative features that differentiate our products from those of our competitors;

 . bring products to market on a timely basis;

 . introduce products that have competitive prices; and

 . respond effectively to new technological changes or new product announcements by others.

     The technical innovations required for us to remain competitive in the DSL industry are inherently complex, require long development cycles and sometimes depend on sole-source suppliers. We will be required to continue to invest in research and development in order to maintain and enhance our existing technologies and products, but we may not have sufficient funds available to do so. Even if we have sufficient funds, these investments may not serve the needs of customers or be interoperable with changing technological requirements or standards. We will have to incur most research and development expenses before the technical feasibility or commercial viability of enhanced or new products can be ascertained. Our revenues from future or enhanced products may not be sufficient to recover our associated development costs.

Our Current Products are not Interoperable with Certain Products Offered by Suppliers to Our Customers and Are Subject to Evolving Industry Standards. If Our Products Do Not Interoperate With Our Target Customers' Networks Or An Industry Standard That Achieves Market Acceptance, Customers May Refuse to Purchase Our Products.

     In some cases, network equipment vendors, such as Cisco Systems, Inc., sell to our target customers proprietary or non-interoperable systems with which our products will not function. In these cases, potential customers who wish to purchase DSL customer premises equipment and who have purchased other network equipment which does not function with our DSL customer premises equipment may not purchase our products.

     Also, the emergence of new industry standards, whether through adoption by official standards committees or widespread use by our target customers, could require us to redesign our products. If such standards become widespread and our products do not meet these standards, our customers and potential customers would not purchase our products. In this case, our business would be harmed, and our financial condition and results of operations would be adversely affected. The rapid development of new standards increases the risk that competitors could develop products that would reduce the competitiveness of our products or could result in greater competition and additional pricing pressure. If we fail to develop and introduce new products or enhancements in the face of new industry standards, our product sales would decrease, and our business would be harmed. See "Business--Competition."

We May Not Be Able to Produce Sufficient Quantities of Our DSL Products Because We Depend on Third-Party Manufacturers. If These Manufacturers Fail to Produce Our Products on a Timely Manner, Our Ability to Fulfill Our Customer Orders Would Be Adversely Impacted.

     Any manufacturing disruption could impair our ability to fulfill orders, and if this occurs, our revenues would be adversely affected. Although we work with more than one third-party manufacturer, many of our products are presently manufactured for us by only one party. Since third parties manufacture our products and we expect this to continue in the future, our success will depend, in significant part, on our ability to have third parties manufacture our products cost effectively and in sufficient quantities to meet our customer demand. There are a number of risks associated with our dependence on third-party manufacturers, including the following:

 . reduced control over delivery schedules;

 . quality assurance;

 . manufacturing yields and costs;

 . the potential lack of adequate capacity during periods of excess demand;

 . limited warranties on products supplied to us;

 . increases in prices; and

 . the potential misappropriation of our intellectual property.

     Any of these risks, if not adequately addressed by our third-party manufacturers, would harm our business.

     We have no long-term contracts or arrangements with any of our vendors that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. The competitive dynamics of our market require us to obtain components at favorable prices, but we may not be able to obtain additional volume purchase or manufacturing arrangements on terms that we consider acceptable, if at all. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business would also be harmed.

We May Not Be Able to Produce Sufficient Quantities of Our Products Because We Obtain Certain Key Components From, and Depend On, Certain Sole-Source Suppliers. If We Are Unable to Obtain These Sole-Source Components, We Would Not Be Able to Ship Our Products in a Timely Manner and Our Strategic Relationships With Our Customers Would Be Detrimentally Affected.

     We obtain certain parts, components and equipment used in our products from sole sources of supply. For example, we obtain certain semiconductor chipsets from Alcatel Microelectronics, Analog Devices, Inc., Texas Instruments Incorporated, and Conexant Systems, Inc. If we fail to obtain components in sufficient quantities when required, and are unable to meet customer demand, our business could be harmed, as our customers would consider purchasing products from our competitors. We also rely on Texas Instruments Incorporated, Samsung Semiconductor Inc., and VLSI Technology, Inc. to manufacture our application specific integrated circuits. Developing and maintaining these strategic relationships is critical in order for us to be successful. If our relationships with our equipment vendor and network service provider customers are harmed as a result of a failure to obtain sole-source components for our products on a timely basis, our business would be harmed.

     Any of our sole-source suppliers may:

 . enter into exclusive arrangements with our competitors;

 . stop selling their products or components to us at commercially reasonable prices; or

 . refuse to sell their products or components to us at any price.

     If we are unable to obtain sufficient quantities of sole-source components or to develop alternative sources for components for any reason, our business would be harmed. Furthermore, additional sole-source components may be incorporated into our future products, thereby increasing our sole-source supplier risks. If any of our sole-source manufacturers delay or halt production of any of their components, our business would be harmed, and our results of operations and financial condition would be adversely affected.

We May Be Subject to Product Returns and Product Liability Claims Resulting From Defects in Our Products. Product Returns and Product Liability Claims Could Result in the Failure to Attain Market Acceptance of Our Products and Harm Our Business.

     Our products are complex and may contain undetected defects, errors or failures. The occurrence of any defects, errors or failures could result in delays in installation, product returns and other losses to us or to our customers or end users. Any of these occurrences could also result in the loss of or delay in market acceptance of our products, either of which would harm our business and adversely affect our operating results and financial condition. We will likely have limited experience with any problems that may arise with new products that we introduce.

     Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of these claims. A successful product liability claim brought against us could be expensive, divert the attention of management from ordinary business activities and, correspondingly, harm our business.

Risks That May Cause Financial Fluctuations

We Have Incurred Net Losses Since Our Inception and Expect Future Losses. Accordingly, We May Not Be Able to Achieve Profitability, and Even if We Do Become Profitable, We May Not Be Able to Sustain Profitability.

     We have incurred net losses in every fiscal quarter and annual period since inception and expect to continue to operate at a loss for the foreseeable future. In addition, we had negative cash flow from operations of $6.6 million in fiscal 1998 and $23.4 million in fiscal 1999. As of June 30, 1999, we had an accumulated deficit of approximately $54.2 million. Due to our limited operating history and our history of losses, we may never be able to achieve profitability, and even if we do, we may not be able to remain profitable. To achieve profitable operations on a continuing basis, we must successfully design, develop, test, manufacture, introduce, market and distribute our products on a broad commercial basis.

     Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include:

 . the rate of market acceptance of DSL broadband access;

 . the level of demand for DSL systems that incorporate our products;

 . changes in industry standards governing DSL technology solutions;

 . the extent and timing of new customer transactions;

 . changes in our development schedules and those of system companies that provide complementary DSL products, or changes in their levels of expenditure on research and development;

 . personnel changes, particularly those involving engineering and technical personnel;

 . the costs associated with protecting our intellectual property;

 . regulatory developments; and

 . general economic trends.

     Due to these factors, we cannot forecast with any degree of accuracy what our revenues will be in future periods or how quickly network service providers will select our products for use in their systems. In view of these factors, we may not be able to achieve or sustain profitability.

We Have a Short Operating History and, As a Result, it is Difficult to Predict Our Future Results of Operations.

     We have a short operating history upon which to base your investment decision. We first commenced product shipments in August 1994 and did not introduce DSL products until March 1998. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations and you should not expect future revenue growth to be comparable to our recent revenue growth. In addition, we believe that comparing different periods of our operating results is not meaningful, and you should not rely on the results for any period as an indication of our future performance. Investors in our common stock must consider our business and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving markets such as ours.

If Sales Forecasted For a Particular Period Are Not Realized in That Period Due to the Lengthy Sales Cycle of Our Products, Our Operating Results For That Period Would Be Adversely Affected.

     If we fail to realize forecasted sales for a particular period, our operating results would be adversely affected and our stock price would likely decline and could decline significantly. The sales cycle of our products is typically lengthy and involves:

 . a significant technical evaluation;

 . delays associated with network service providers' internal procedures to commit to a particular product line offering and approve large capital expenditures;

 . time required to deploy new technologies within service providers' networks; and

 . testing and acceptance of new technologies.

     For these and other reasons, a sale of our products generally requires six to 12 months to complete. Furthermore, the announcement and projected implementation of new standards may affect sales cycles, as network service providers may choose to delay large-scale deployment of DSL services until compliant products are available.

Our Product Cycles Tend to Be Short, and We May Incur Substantial Non-Recoverable Expenses or Devote Significant Resources to Sales That Do Not Occur When Anticipated.

     In the rapidly changing technology environment in which we operate, product cycles tend to be short. Therefore, the resources we devote to product sales and marketing may not generate material revenues for us, and from time to time we may need to write off excess and obsolete inventory. If we incur substantial sales, marketing and inventory expenses in the future that we are not able to recover, and we are not able to compensate for such expenses, our operating results would be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions and we still have higher cost products in inventory, our business would be harmed, and our results of operations and financial condition would be adversely affected.

Our Operating Results in One or More Future Periods Are Likely to Fluctuate Significantly and May Fail to Meet or Exceed the Expectations of Securities Analysts or Investors, Causing Our Stock Price to Decline.

     Our operating results are likely to fluctuate significantly in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline. We cannot assure you that this will not occur because of the numerous factors that could cause our revenues and costs to fluctuate. These factors include the following:

 . the timing and size of sales of our products and services;

 . announcements of new products and product enhancements by competitors;

 . the entry of new competitors into our market, including by acquisition;

 . unexpected delays in introducing new or enhanced products, including manufacturing delays;

 . our ability to control expenses;

 . our ability to ship products on a timely basis and at a reasonable cost;

 . the mix of our products sold;

 . the volume and average cost of products manufactured;

 . the type of distribution channel through which we sell our products;

 . the average selling prices of our products; and

 . the effectiveness of our product cost reduction efforts.

     The amount and timing of our operating expenses generally will vary from quarter to quarter depending on the level of actual and anticipated business activities. Research and development expenses will vary as we develop new products. Due to competitive factors in our market, in the past we have experienced, and we anticipate that we will continue to experience, decreases in the average selling prices of our products. Due to these and other factors, our quarterly revenues, expenses and results of operations could vary significantly in the future, and you should not rely upon period-to-period comparisons as indications of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Customer Base is Concentrated, and the Loss of One or More of Our Customers Could Harm Our Business.

     Because DSL service relies upon existing telephone lines to reach end users, a substantial majority of potential DSL end-user accounts in the U.S. and in other countries are controlled by a relatively small number of network service providers. If we are not successful in maintaining relationships with these few network service providers and the network equipment vendors that supply them, our business will be harmed.

     Although deregulation and increasing competition are expanding our potential customer base, a small number of customers has accounted for a large portion of our revenues to date. We sell our DSL products primarily to network service providers, network equipment vendors and telephone company-aligned distributors. In fiscal 1999, Covad Communications Group, Inc. represented 29.6% of our net revenues, and Soon Cabling Pte, Ltd. represented 17.5% of our net revenues. For the fiscal year ended June 30, 1998, Victron, Inc., a manufacturer for Xylan Corporation, represented 19.6% of our net revenues, and Telecom Equipment, a distributor for Singapore Telecom, represented 12.6% of our net revenues. Our top ten customers in fiscal 1999 accounted for 82.3% of our net revenues. We expect to continue to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers, and winning new customers, our business would be harmed.

We Derive a Substantial Amount of Our Revenues From International Sources, and Difficulties Associated With International Operations Could Harm Our Business.

     Since inception, a substantial portion of our revenues has been derived from customers located outside of the United States, and we expect this trend to continue. Revenues derived from customers located outside of the United States represented 52% of our net revenues in fiscal 1998 and 41% of our net revenues for fiscal 1999. We believe that our continued growth and ability to attain profitability will require us to continue to penetrate international markets. If we are unable to successfully overcome the difficulties associated with international operations and maintain and expand our international operations, our business would be harmed. These difficulties include:

 . difficulties staffing and managing foreign operations in our highly technical industry;

 . changes in regulatory requirements which are common in the telecommunications industry;

 . licenses, tariffs and other trade barriers imposed on products such as ours;

 . political and economic instability especially in Asia and the Pacific;

 . potentially adverse tax consequences;

 . difficulties obtaining approvals for products from foreign governmental agencies which regulate networks;

 . compliance with a wide variety of complex foreign laws and treaties relating to telecommunications equipment; and

 . delays or difficulties collecting accounts receivable from foreign entities that are not subject to suit in the United States.

     To date, our international sales and component purchases have been denominated solely in U.S. dollars and, accordingly, we have not been exposed to fluctuations in non-U.S. currency exchange rates. In the future, a portion of our international sales may be denominated in currencies other than U.S. dollars, which would expose us to gains and losses based upon exchange rate fluctuations. Such gains and losses may contribute to fluctuations in our operating results.

Risks That May Affect Our Ability to Execute Our Business Plans

We Rely on Indirect Distribution Channels and Strategic Relationships to Sell and Manufacture Our Products, and if We Are Not Able to Maintain Existing and Develop Additional Strategic Relationships and Indirect Distribution Channels, Our Business Would Be Harmed.

     Our business strategy relies on our strategic relationships with network equipment vendors, network service providers, and suppliers of DSL technology. If our existing relationships are not successful or our competitors are better able to develop these relationships, our business would be harmed. End users typically purchase DSL customer premises equipment from network service providers, and network service providers may purchase DSL customer premises equipment from independent network equipment vendors and distributors. We typically work closely with our potential customers and suppliers to ensure interoperability of products with customer networks and of components with our DSL customer premises equipment. In addition, we rely on our strategic relationships with telephone company-aligned distributors in order to broaden our distribution network. Also, larger vendors of DSL customer premises equipment may be able to leverage their size and established distribution channels to gain a significant competitive advantage over us. We cannot assure you that we will be able to maintain or expand our existing strategic relationships or that we will be able to establish new relationships in the future. See "Business--Strategic Relationships."

We Continue to Rapidly and Significantly Expand Our Operations, and Our Failure to Manage Growth Could Harm Our Business and Adversely Affect Our Results of Operations and Financial Condition.

     We have rapidly and significantly expanded our operations, including the number of our employees, the geographic scope of our activities and our product offerings. We expect that further significant expansion will be required to address potential growth in our customer base and market opportunities. Any failure to manage growth effectively could harm our business and adversely affect our operating results and financial condition. We cannot assure you that we will be able to do any of the following, which we believe are essential to successfully manage the anticipated growth of our operations:

 . improve our existing and implement new operational, financial and management information controls, reporting systems and procedures;

 . hire, train and manage additional qualified personnel;

 . expand and upgrade our core technologies; and

 . effectively manage multiple relationships with our customers, suppliers and other third parties.

     In the future, we may also experience difficulties meeting the demand for our products. The installation and use of our products require training. If we are unable to provide training and support for our products, more time may be necessary to complete the implementation process and customer satisfaction may be adversely affected. In addition, our suppliers may not be able to meet increased demand for our products. We cannot assure you that our systems, procedures or controls will be adequate to support the anticipated growth in our operations.

Competition for Qualified Personnel in the Networking Equipment and Telecommunications Industries is Intense, and if We Are Not Successful in Attracting and Retaining These Personnel, Our Business Would Be Harmed.

     Our future success will depend on the ability of our management to operate effectively, both individually and as a group. Therefore, the future success of our business will also depend on our ability to attract and retain high-caliber personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could harm our business.

     Because competition for qualified personnel in the networking equipment and tele-communications industries is intense, we may not be successful in attracting and retaining such personnel. During 1999, we added 50 employees to our total work force, representing an increase of 68% from December 31, 1998. During 1998, we added 36 employees to our total work force representing an increase of approximately 61% from December 31, 1997. We expect to hire additional personnel in the near future, including direct sales and marketing personnel. There may be only a limited number of people with the requisite skills to serve in those positions, and it may become increasingly difficult to hire these people. In addition, we are actively searching for research and development engineers, who also are in short supply. Our business will be harmed if we encounter delays in hiring additional engineers. Furthermore, competitors and others have in the past and may in the future attempt to recruit our employees. We do not have employment contracts with any of our key personnel. Although we currently maintain key person life insurance on our key personnel, we will not continue to maintain it after the offering.

The Loss of the Services of One or More of Our Executive Officers or Key Employees Could Harm Our Business.

     Our executive officers and certain key sales, engineering and management personnel may not remain with us in the future. Our executive officers and key personnel and in particular Mark A. Floyd, our Chief Executive Officer, and Patricia W. Hosek, our Vice President of Engineering, are critical to our business and its future success. If we lost the services of one or more of our executive officers or key employees, we would need to devote substantial resources to finding replacements, and until replacements were found, Efficient would be operating without the skills or leadership of such personnel, either of which could have a significant adverse effect on our business. None of our officers or key employees is bound by agreements for any specific employment term or covenants not to compete.

Our Future Success Will Depend in Part on Our Ability to Protect Our Proprietary Rights and the Technologies Used in Our Principal Products, and if We Do Not Enforce and Protect Our Intellectual Property or if Others Bring Infringement Claims Against Us, Our Business Would Be Harmed.

     We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. However, these measures afford only limited protection. Our failure to adequately protect our proprietary rights may adversely affect us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary.

     Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate, and competitors may independently develop similar technologies. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Issued patents may not preserve our proprietary position. Even if they do, competitors or others may develop technologies similar to or superior to our own.

     We may become involved in litigation over proprietary rights. In the event of an adverse result in any future litigation with third parties relating to proprietary rights, we could be required:

 . to pay substantial damages, including treble damages if we are held to have willfully infringed;

 . to halt the manufacture, use and sale of infringing products;

 . to expend significant resources to develop non-infringing technology; or

 . to obtain licenses to the infringing technology.

     Licenses may not be available from any third party that asserts intellectual property claims against us, on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. However, there can be no assurance that we would be able to successfully resolve such disputes in the future.

     From time to time, third parties, including our competitors, have asserted patent, copyright and other intellectual property rights to technologies that are important to us. For example, we have received a letter from Bell Atlantic indicating that they hold a patent on certain DSL technology, and urging us to begin negotiating a license to the patent. We are aware that Bell Atlantic has sued a least one other company alleging that such other company's DSL services infringe Bell Atlantic's patent. We are evaluating the Bell Atlantic patent, and have not yet determined whether to seek a license. Although there are multiple indications from Bell Atlantic that licenses to the patent are or will be available, there can be no assurances we would find the license terms acceptable. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the high-speed data access market grows and the functionality of products overlaps. See "Business-- Intellectual Property."

Our Products and Those of Our Customers Are Subject to Government Regulations, and Changes in Current or Future Laws or Regulations That Negatively Impact Our Products and Technologies Could Harm Our Business.

     The jurisdiction of the Federal Communications Commission, or the FCC, extends to the entire communications industry including our customers and their products and services that incorporate our products. Future FCC regulations affecting the broadband access services industry, our customers or our products may harm our business. For example, FCC regulatory policies that affect the availability of data and Internet services may impede our customers' penetration into certain markets or affect the prices that they are able to charge. In addition, international regulatory bodies are beginning to adopt standards for the communications industry. Delays caused by our compliance with regulatory requirements may result in order cancellations or postponements of product purchases by our customers, which would harm our business and adversely affect our results of operations and financial condition.

Additional Risks That May Affect Our Stock Price

Our Failure or the Failure of Our Key Suppliers and Customers to Be Year 2000 Compliant Would Harm Our Business.

     Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, computer systems and software used by many companies and organizations in a wide variety of industries, including technology, transportation, utilities, finance and telecommunications, will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly.

     Although we cannot predict with any certainty what adverse effects we may suffer from Year 2000 compliance issues, possible effects include:

 . disruptions in basic services such as water, electricity and telephone, any of which could require us to close or substantially reduce the level of activity at our facilities until service returns to normal;

 . disruptions in the supply of components and manufactured goods from our component suppliers and contract manufacturers if they experience disruptions in the delivery of basic services;

 . disruptions in our ability to ship and receive goods if third-party transportation and delivery providers experience disruptions in their operations; and

 . delays in receiving accurate management information from our internal accounting and management systems.

     We currently have no contingency plan to address potential interruptions in the operation of our internal systems or those of third parties upon whom we depend as a result of Year 2000 noncompliance.

     We may face claims based on Year 2000 issues arising from the integration of multiple products within an overall network. We may also experience reduced sales of our products as potential customers reduce their budgets for network equipment and network services due to increased expenditures on their own Year 2000 compliance efforts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issues."

We May Need Additional Capital in the Future, and If We Are Unable to Secure Adequate Funds on Terms Acceptable to Us, We May Be Unable to Execute Our Business Plan.

     If the proceeds generated from our initial public offering, which was consummated in July 1999, together with our existing cash balances and cash flow expected from future operations, are not sufficient to meet our liquidity needs, we will need to raise additional funds. If adequate funds are not available on acceptable terms or at all, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures. This inability would harm our business.

     In addition, we expect from time to time to review potential acquisitions that would complement our existing product offerings or enhance our technical capabilities. While we have no current agreements or negotiations underway with respect to any potential acquisition, any future transaction of this nature could require potentially significant amounts of capital. Funds may not be available at the time or times needed, or available on terms acceptable to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-20 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers, and directors of Efficient as of June 30, 1999.

Name                            Age  Position
----                            ---  --------
Mark A. Floyd.................  43   Chairman of the Board, Chief Executive
                                     Officer and President
Mark O. Remissong  ...........  44   Chief Operating Officer
Paul E. Couturier  ...........  37   Vice President of International Operations
Patricia W. Hosek  ...........  37   Vice President of Engineering
Gregory L. Langdon  ..........  39   Vice President of Marketing
Jill S. Manning ..............  36   Vice President and Chief Financial Officer
James F. Nadeau...............  39   Vice President of Business Development
Brian M. Ronald...............  40   Vice President of Operations
David B. Stefan ..............  36   Vice President of Sales
Bruce W. Brown ...............  49   Director
James P. Gauer ...............  47   Director
Robert C. Hawk ...............  59   Director
Robert A. Hoff  ..............  46   Director
Anthony T. Maher .............  53   Director
William L. Martin III  .......  52   Director
Thomas H. Peterson  ..........  43   Director


     Mark A. Floyd co-founded Efficient in June 1993 and has served as President, Chief Executive Officer and a director of Efficient since its inception. Prior to founding Efficient, from June 1991 to July 1993, Mr. Floyd was Chief Operating Officer and a director of Networth, Inc., a provider of LAN products including Ethernet hubs, switches and network interface cards. From May 1984 to June 1991, Mr. Floyd held the positions of Executive Vice President, Chief Financial Officer and director of Interphase Corporation, a provider of enterprise server connectivity solutions for high-speed LAN, high capacity storage and remote access applications. Mr. Floyd holds a B.B.A. in Finance from the University of Texas at Austin.

     Mark O. Remissong joined Efficient in July 1999 as Chief Operating Officer. Previously Mr. Remissong had been the Chief Financial Officer of U.S. Robotics since April 1995. Prior to joining U.S. Robotics, Mr. Remissong had been the Senior Vice President and Chief Financial Officer of Collins & Aikman Corporation. Mr. Remissong is a Certified Public Accountant. Mr. Remissong holds an M.B.A. from the University of Chicago and a B.S.S. from Cornell College.

     Paul E. Couturier has served as Efficient's Vice President of International Operations since February 1997. From March 1995 to February 1997, he served as Efficient's Managing Director, Europe. From June 1993 to January 1995, he was Pan-European Business Development Manager at SynOptics, a manufacturer of synthetic crystals and optical products. Prior to that, Mr. Couturier held the position of Director of Sales and Marketing at Gandalf Benelux, a division of Mitel Corporation dedicated to the corporate access segment of the remote access market. Mr. Couturier has a bachelors degree in Marketing and in Foreign Languages from the University of Amsterdam.

     Patricia W. Hosek has served as Vice President of Engineering of Efficient since February 1997. From October 1995 to February 1997, she served as Efficient's Director of Software Engineering. From December 1990 to October 1995, she worked as a senior manager and developer at DSC Communications Corporation, a global provider of telecommunications products. Ms. Hosek holds a B.S. in Computer Science from Texas A&M University.

     Gregory L. Langdon has served as Vice President of Marketing of Efficient since February 1997. From February 1996 to February 1997, he served as Efficient's Director of Product Management. From January 1990 to February 1996, he worked as an engineer at DSC Communications Corporation. Mr. Langdon holds a B.S. in Electrical Engineering from Vanderbilt University.

     Jill S. Manning has served as Vice President and Chief Financial Officer of Efficient since February 1997. From November 1994 to February 1997, she served as Efficient's Controller. From July 1984 to November 1994, Ms. Manning was a senior manager at KPMG LLP, an international accounting firm. Ms. Manning holds a B.B.A. in Accounting and in Computer Information Systems from Baylor University.

     James F. Nadeau has served as Vice President of Business Development of Efficient since February 1997. From January 1995 to February 1997, he served as a director of sales for Efficient. From May 1993 to January 1995, he worked as North American Channel Sales Manager for Madge Networks. Prior to that, Mr. Nadeau was a cofounder of CWS Inc., a networking integration company. Mr. Nadeau attended Northeastern University in Boston, MA.

     Brian M. Ronald joined Efficient in July 1999 as Vice President of Operations. From March 1996 to July 1999, Mr. Ronald had been Manager, Manufacturing Program Management at 3Com. Prior to joining 3Com, Mr. Ronald had been Manager, Global Electronic Manufacturing at General Electric Lighting since September 1992. Mr. Ronald holds a B.S. in Industrial Technology from Southern Illinois University at Carbondale.

     David B. Stefan has served as Vice President of Sales of Efficient since October 1997. From March 1997 to October 1997, Mr. Stefan worked as Vice President of Sales of Dagaz Technologies, a manufacturer of telecommunications equipment that was acquired by Cisco Systems in September 1997. From May 1996 to March 1997, Mr. Stefan held the position of Director of Sales of Sourcecom Corporation, a computer networking equipment and software reseller. From November 1992 to May 1996, he worked as a territory manager and system engineer for Primary Access, a division of 3Com

Corporation, a computer networking products company. Mr. Stefan holds an M.S.E.E. from George Washington University and a B.S. in Electrical Engineering from Michigan State University.

     Bruce W. Brown has served as a director of Efficient since October 1995. Since August 1995, he has served as President, Chief Executive Officer and a director of Vertel Corp., a provider of telecommunications network management software and services. From July 1993 to August 1995, Mr. Brown held the positions of President and Chief Executive Officer of ADC Fibermax Corporation, a supplier of fiber optic networking products. Mr. Brown holds an M.P.A. from Drake University and a B.S. in Psychology from Iowa State University.

     James P. Gauer has served as a director of Efficient since July 1993. Since April 1999, he has been a General Partner of Palomar Ventures, and from December 1992 to November 1997, he was a General Partner of Enterprise Partners, both of which are venture capital firms and investors in Efficient. Mr. Gauer holds a B.A. in Mathematics from the University of California, Los Angeles.

     Robert C. Hawk joined Efficient's board of directors in July 1999. Mr. Hawk is President of Hawk Communications and recently retired as President and Chief Executive Officer of US West Multimedia Communications, Inc., where he headed the cable, data and telephony communications business from May 1996 to April 1997. He was president of the Carrier Division of US West Communications, a regional telecommunications service provider, from September 1990 to May 1996. Prior to that time, Mr. Hawk was Vice President of Marketing and Strategic Planning for CXC Corporation. Prior to joining CXC Corporation, Mr. Hawk was director of Advanced Systems Development for AT&T/American Bell. He currently serves on the boards of Covad Communications Group, Inc., PairGain Technologies, Inc., Concord Communications, Radcom and Com21.

     Robert A. Hoff has served as a director of Efficient since July 1993. Since 1983, he has been a General Partner of Crosspoint Venture Partners, a venture capital firm and investor in Efficient. Mr. Hoff also serves as a director of Com21, Inc., PairGain Technologies, Inc., Onyx Acceptance Corp. and U.S. Web/CKS Corporation. Mr. Hoff holds an M.B.A. from Harvard University and a B.S. in Business Administration from Bucknell University.

     Anthony T. Maher was appointed to Efficient's board of directors in April 1999. Mr. Maher is a member of the board of Siemens AG Information and Communication Networks. Siemens, a network equipment vendor, is an investor in Efficient. Since May 1978, Mr. Maher has held various positions with Siemens, including the following positions within the Siemens Public Communication Networks Group: October 1997 to September 1998, member of the board of directors; October 1995 to September 1997, Executive Director; and January 1993 to September 1995, Executive Director of Worldwide Product Planning. Prior to his positions within the Public Communication Networks Group, Mr. Maher was manager and then deputy director of system engineering for EWSD architecture and processor technology. Mr. Maher holds a M.S. in Electrical Engineering and Solid State Physics from the University of Illinois.

     William L. Martin III has served as a director of Efficient since January 1997. Since September 1994, Mr. Martin has been Senior Vice President of ADC Telecommunications, Inc. and President of the Business Broadband Group of ADC Telecommunications, Inc., a provider of communications networks systems and solutions and an investor in Efficient. Mr. Martin holds an M.B.A. from Harvard University, an M.S. of Aerospace Engineering and a B.S. in Engineering from the California Institute of Technology.

     Thomas H. Peterson has served as a director of Efficient since July 1993. Since July 1994, Mr. Peterson has served as director of Rogue Wave Software, Inc., a provider of software solutions for creating and managing enterprise systems. Since May 1991, Mr. Peterson has been a General Partner of El Dorado Ventures, a venture capital firm and investor in Efficient. Mr. Peterson holds an M.B.A. from the University of California, Los Angeles and a B.S. in Electrical Engineering from Iowa State University.

     Classified Board

     Our board of directors is currently composed of eight members. Our certificate of incorporation provides for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. As a result, a portion of our board of directors will be elected each year. To implement the classified structure, prior to the consummation of the offering, three of our directors will be elected to one-year terms, two will be elected to two-year terms and three will be elected to three-year terms. Thereafter, directors will be elected for three-year terms. Messrs. Maher, Martin and Hawk have been designated Class I directors whose term expires at the 1999 annual meeting of stockholders. Messrs. Floyd and Peterson have been designated Class II directors whose term expires at the 2000 annual meeting of stockholders. Messrs. Brown, Gauer and Hoff have been designated Class III directors whose term expires at the 2001 annual meeting of stockholders.

     Executive officers are appointed by the board of directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

     Board Committees

     We established an audit committee and a compensation committee in April
1999.

     Our audit committee consists of Messrs. Martin and Hoff. The audit committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent accountants.

     Our compensation committee consists of Messrs. Brown and Gauer. The compensation committee reviews and recommends to the board of directors the compensation and benefits of our employees. The compensation committee also administers our stock-based employee benefit plans.

     Compensation Committee Interlocks and Insider Participation

     Prior to establishing the compensation committee, the board of directors as a whole performed the functions delegated to the compensation committee. No member of the board of directors or the compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

     Director Compensation

     Directors do not currently receive any cash compensation from us for their service as members of the board of directors. Directors are eligible to receive option grants under our 1999 Stock Plan. For a description of this plan, see "-- Benefit Plans." In December 1996, the board granted options to Mr.

Brown to purchase 100,000 shares of common stock with an exercise price of $0.25 per share. During fiscal 1999, the board granted to each of Messrs. Gauer, Hoff, Martin and Peterson options to purchase 50,000 shares of common stock with an exercise price of $1.50 per share. During May 1999, the board granted to Messrs. Maher and Hawk options to purchase 15,000 and 150,000 shares of common stock, respectively, at an exercise price of $10.50 per share.


     ITEM 11.  EXECUTIVE COMPENSATION

     Executive Compensation

     Summary Compensation Table. The table below sets forth the compensation earned for services rendered to Efficient in all capacities for the fiscal years ended June 30, 1998 and 1999 by our Chief Executive Officer and our next four most highly compensated executive officers who earned more than $100,000 during fiscal 1999. These executives are referred to as the "named executive officers" elsewhere in this Report.



                                                                                     Long-Term
                                                                                    Compensation
                                                                                       Awards
                                                                                   --------------
                                                             Annual Compensation     Securities
                                                    Fiscal   -------------------     Underlying     All Other
           Name and Principal Position               Year      Salary     Bonus      Options (#)   Compensation
-------------------------------------------------  --------  ---------  ---------  -------------- --------------
Mark A. Floyd....................................    1999    $200,000   $ 80,000       350,000      $    --
   President and Chief Executive Officer             1998     178,127     20,000       350,000       16,667(1)

David B. Stefan..................................    1999     125,000    112,608       100,000           --
   Vice President of Sales                           1998      92,391     36,563       125,000       23,140(2)

Patricia W. Hosek................................    1999     117,000     51,479       225,000           --
   Vice President of Engineering                     1998     107,625     21,313        50,000           --

Gregory L. Langdon...............................    1999     117,000     50,716       200,000           --
   Vice President of Marketing                       1998     103,290     21,051        50,000           --

Paul E. Couturier................................    1999      90,000     76,410       137,500       27,426(3)
   Vice President of International Operations        1998      85,709     42,742        37,500       27,634(3)

-----------------
(1) Represents amount paid in lieu of accrued sabbatical benefit.
(2) Represents a moving allowance.
(3) Represents an annual car and vacation allowance.

     Option Grants During Last Fiscal Year. The following table sets forth certain information with respect to stock options granted to each of the named executive officers in fiscal 1999, including the potential realizable value over the ten-year term of the options, based on assumed, annually compounded rates of stock value appreciation. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

     In fiscal 1999, we granted options to purchase up to an aggregate of 2,638,500 shares to employees, directors and consultants. All options were granted at exercise prices which the board of directors believed to be equal to the fair market value of our common stock on the date of grant. All options have a term of ten years. Optionees may pay the exercise price by cash, check or delivery of already-owned shares of our common stock. All option shares vest over four years, with 25% of the option shares vesting one year after the option grant date and the remaining option shares vesting ratably on a monthly basis over the succeeding 36 months.

                               Individual Grants
                               -----------------

                                          Percent of
                            Number of   Total Options                                    Potential Realizable Value at Assumed
                           Securities     Granted to              Market                Annual Rates of Stock Price Appreciation
                           Underlying    Employees In             Value at                         for Option Term
                             Options     Last Fiscal   Exercise   Date of   Expiration
         Name                Granted         Year        Price    Grant (1)    Data         0%(1)          5%           10%
------------------------------------------------------------------------------------------------------------------------------------
Mark A. Floyd...........    250,000         9.48%       $1.50      $2.63     8/27/08    $  282,500    $  695,998    $1,330,386
                            100,000         3.79%       $2.50      $9.00     1/28/09    $  650,000    $1,216,005    $2,084,368
David B. Stefan.........    100,000         3.79%       $2.50      $9.00     1/28/09    $  650,000    $1,216,005    $2,084,368
Patricia W. Hosek.......    225,000         8.53%       $2.50      $9.00     1/28/09    $1,462,500    $2,736,012    $4,689,828
Gregory L. Langdon......    200,000         7.58        $2.50      $9.00     1/28/09    $1,300,000    $2,432,010    $4,168,736
Paul E. Couturier.......    137,500         5.21%       $2.50      $9.00     1/28/09    $  893,750    $1,672,007    $2,866,006

-------------------------
(1) Based upon a subsequent review of the fair value of our common stock at the option grant dates, we determined the value of the common stock to be as reflected in the "Market Value at Date of Grant" column. The amount shown in the "0%" column reflects the difference between the exercise price and the deemed fair market value as of the date of option grant.

          Aggregate Option Exercises During the Last Fiscal Year and Fiscal Year-End Option Values. The following table sets forth information with respect to the named executive officers concerning exercisable and unexercisable options held by them as of June 30, 1999. None of the named executing officers exercised options during fiscal 1999. The "Value of Unexercised In-the-Money Options at June 30, 1999" is based on a value of $12.00 per share, the fair market value of our common stock as of June 30, 1999 as determined in a subsequent review of fair market values, less the per share exercise price, multiplied by the number of shares issuable upon exercise of the options.


                                   Number of Securities           Value of Unexercised
                                  Underlying Unexercised        In-the-Money Options at
                                Options at Fiscal Year-End          Fiscal Year-End
                                ----------------------------------------------------------
           Name                 Exercisable  Unexercisable    Exercisable    Unexercisable
------------------------------------------------------------------------------------------
Mark A. Floyd................     272,917         577,083     $3,165,938      $6,386,563
David B. Stefan..............      45,313         179,688     $  519,531      $1,862,969
Patricia W. Hosek............      61,979         280,729     $  724,033      $2,780,807
Gregory L. Langdon...........      84,375         265,625     $  989,792      $2,660,208
Paul E. Couturier............      78,802         171,198     $  927,047      $1,696,703

Benefit Plans

1999 Stock Plan


     Our 1999 stock plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of nonstatutory stock options and stock purchase rights. The stock plan was approved by the board of directors in April 1999 and by our stockholders in May 1999. Unless terminated sooner, the stock plan will terminate automatically in 2009. A total of 3,500,000 shares of our common stock is reserved for issuance, plus annual increases equal to the lesser of:

     .  1,000,000 shares;

     .  3% of the outstanding shares on such date; or

     .  a lesser amount determined by the board of directors.

     The stock plan may be administered by the board of directors or a committee of the board. The board or a committee of the board will have the power to determine the terms of the options granted, including the exercise price, the number of shares subject to each option, the vesting provisions, the exercisability thereof and the form of consideration payable upon such exercise.

     The stock plan provides that in the event of a merger of Efficient with or into another corporation, or the sale of substantially all of our assets, each outstanding option or stock purchase right will be assumed or substituted for by the successor corporation. In addition, if the options are not substituted for in the merger, each outstanding option will vest and become exercisable as to all unvested shares and each stock purchase right shall lapse as to all the shares for a period of 15 days after receipt of notice from Efficient.

1999 Employee Stock Purchase Plan

     Our 1999 employee stock purchase plan was adopted by our board of directors in April 1999 and by our stockholders in May 1999. A total of 200,000 shares of common stock has been reserved for issuance under the purchase plan, plus annual increases equal to the lesser of:

 .  100,000 shares;

 .  1% of the outstanding shares on such date; or

 .  a lesser amount determined by the board on the first day of each fiscal year.

     The purchase plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, contains successive six-month offering periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year, except for the first such offering period which commenced on the first trading day after the effective date of our initial public offering and ends on the last trading day on or before October 31.

     Our employees are eligible to participate if they are employed by us or any of our participating subsidiaries for at least 20 hours per week and more than five months in any calendar year. However, the following employees may not purchase stock under the purchase plan:

 . any employee who immediately after grant owns stock possessing 5% or more of the total combined voting power or value of all classes of our capital stock; or

 . any employee whose rights to purchase stock under any of our employee stock purchase plans accrue at a rate that exceeds $25,000 worth of stock for each calendar year.

     Participants may purchase common stock through payroll deductions of up to 10% of the participant's compensation. The maximum number of shares a participant may purchase during a single offering period is 500 shares.

     Amounts deducted and accumulated by the participant will be used to purchase shares of common stock at the end of each offering period. The price of stock purchased under the purchase plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period and at the end of each offering period.

     The purchase plan provides that, in the event of a merger of Efficient with or into another corporation or a sale of substantially all of our assets, outstanding options may be assumed or substituted for by the successor corporation. If the successor corporation refuses to assume or substitute for the outstanding options, the offering period then in progress will be shortened and a new exercise date will be set, which will occur before the proposed sale or merger.

     The purchase plan will terminate in 2009. The board of directors has the authority to amend or terminate the purchase plan, except that no such action may adversely affect any outstanding rights to purchase stock.

401(k) Plan

     We maintain a tax-qualified employee savings and retirement plan, a 401(k) plan, that covers all of our eligible employees. Pursuant to the 401(k) plan, participants may elect to reduce their current compensation, on a pre-tax basis, up to 15% or the statutorily prescribed annual limit, whichever is lower, and have the amount of such reduction contributed to the 401(k) plan. Participants' salary reduction contributions are fully vested at all times. Efficient, in its sole discretion, may make additional employer contributions to the 401(k) plan. Participants' interests in their additional employer contributions, if any, vest in accordance with a four-year graduated vesting schedule. To date, Efficient has not made any employer contributions. Participants generally are eligible for a distribution from the 401(k) plan upon their reaching age 59 1/2, age 65, death, disability or separation from service with Efficient. The 401(k) plan is intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended, and its accompanying trust is intended to be a tax-exempt trust under Section 501(a) of the Internal Revenue Code of 1986, as amended. Contributions made on behalf of participants, on a pre-tax basis, to the 401(k) plan, and income earned on such contributions, are not currently taxable to participants. All such contributions are tax deductible by Efficient.

Limitations on Directors' Liability and Indemnification

     Our certificate of incorporation limits the liability of our directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for any of the following:

 .  any breach of their duty of loyalty to the corporation or its stockholders;

 . acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

 .  unlawful payments of dividends or unlawful stock repurchases or redemptions;
   or

 .  any transaction from which the director derived an improper personal benefit.

     This limitation of liability does not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

     Our certificate of incorporation and bylaws provide that we will indemnify our directors and executive officers, and that we may indemnify our other officers and employees and other agents, to the fullest extent permitted by law. We believe that indemnification under our bylaws covers at least negligence and gross negligence on the part of indemnified parties. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the bylaws would permit indemnification.

     We have entered into agreements to indemnify our directors and executive officers, in addition to indemnification provided for in our bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for expenses, judgments, fines and settlement amounts incurred by any such person in any action or proceeding arising out of such person's services as a director or executive officer of Efficient or at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers. We also maintain directors and officers liability insurance. At present, we are not aware of any pending litigation or proceeding involving any director, officer, employee or agent of Efficient where indemnification will be required or permitted. Furthermore, we are not aware of any threatened litigation or proceeding that might result in a claim for indemnity by these individuals.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table on the following page sets forth information regarding the beneficial ownership of our common stock as of September 1, 1999, by (a) each person or entity who is known by us to own beneficially more than 5% of our outstanding stock; (b) each of our directors; (c) each of the named executive officers; and (d) all directors and executive officers as a group.

                                                                                               Percentage of
                                                                     Number of Shares             Shares
                          Name and Address                          Beneficially Owned      Beneficially Owned
-------------------------------------------------------------     ----------------------  ----------------------
     Crosspoint Venture Partners(1)......................               5,116,619                 13.7%
     18552 MacArthur Blvd., Suite 400
     Irvine, CA 92612

     Texas Instruments Incorporated......................               4,185,973                 11.2%
     P.O. Box 660199, M.S. 8650
     Dallas, TX 75266-0199

     El Dorado Ventures(2)...............................               4,081,800                 11.0%
     2400 Sand Hill Road, Suite 100
     Menlo Park, CA 94025

     Enterprise Partners(3)..............................               3,821,374                 10.3%
     5000 Birch Street, Suite 6200
     Newport Beach, CA 92600

     Siemens AG..........................................               3,716,800                 10.0%
     Hofmannstrasse 51
     81359 Munchen, Germany

     ADC Telecommunications, Inc.........................               2,144,113                  5.8%
     2240 Campbell Creek Road
     Richardson, TX 75082

     Menlo Ventures(4)...................................               2,043,210                  5.5%
     3000 Sand Hill Road, Bldg. 4, Suite 100
     Menlo Park, CA 94025

     Chase Bailey........................................               1,650,000                  4.4%
     258 Main Street #D
     Los Gatos, CA 95030

     Mark A. Floyd(5)....................................               1,513,542                  4.1%
     Bruce W. Brown(6)...................................                  75,000                  *
     Robert A. Hoff(7)...................................               5,129,119                 13.8%
     Thomas H. Peterson(8)...............................               4,094,300                 11.0%
     James P. Gauer(9)...................................               1,971,234                  5.3%
     Anthony T. Maher(10)................................               3,735,550                 10.0%
     William L. Martin III(11)...........................               2,156,613                  5.8%
     Robert Hawk(12).....................................                 150,000                  *
     David B. Stefan(13).................................                  58,333                  *
     Patricia W. Hosek(14)...............................                 107,291                  *
     Gregory L. Langdon(15)..............................                  99,998                  *
     Paul E. Couturier(16)...............................                  86,353                  *
All directors and officers as a group (16 persons)(17)...              19,358,584                 52.0%

----------------

     Unless otherwise indicated above, each stockholder named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Efficient Networks, Inc., 4201 Spring Valley Road, Suite 1200, Dallas, Texas 75244.

*    Less than 1% of the outstanding shares of common stock.

(1) Represents 3,301,480 shares held by Crosspoint Venture Partners III, 102,810 shares held by Crosspoint 1993 Entrepreneurs Fund and 1,712,329 shares held by Crosspoint Ventures LS 1997 L.P.

(2) Represents 3,236,226 shares held by El Dorado Ventures III, 59,936 shares held by El Dorado C&L Fund, L.P., 100,707 shares held by El Dorado Technology IV, L.P., 632,626 shares held by El Dorado Ventures IV, L.P., and 52,305 shares held by El Dorado Technology '98, L.P.

(3) Represents 3,502,945 shares held by Enterprise Partners II, L.P., and 318,429 shares held by Enterprise Partners Associates, L.P.

(4) Represents 2,013,011 shares held by Menlo Ventures VI, L.P. and 30,199 shares held by Menlo Entrepreneurs Fund VI, L.P.

(5) Includes 413,542 shares issuable upon exercise of stock options exercisable on or before November 1, 1999.

(6) Includes 75,000 shares issuable upon exercise of stock options exercisable on or before November 1, 1999.

(7) Mr. Hoff is a general partner of Crosspoint Venture Partners. The shares listed represent (a) 5,116,619 shares held by Crosspoint Venture Partners and (b) 12,500 shares held by issuable upon exercise of stock options held by Mr. Hoff and exercisable on or before November 1, 1999. Mr. Hoff disclaims beneficial ownership of the shares held by Crosspoint Venture Partners, except to the extent of his pecuniary interest therein.

(8) Mr. Peterson is a general partner of El Dorado Ventures. The shares listed represent (a) 4,081,800 shares held by El Dorado Ventures and (b) 12,500 shares issuable upon exercise of stock options held by Mr. Petersen and exercisable on or before November 1, 1999. Mr. Peterson disclaims beneficial ownership of the shares held by El Dorado Ventures, except to the extent of his pecuniary interest therein.

(9) Mr. Gauer is a general partner of Palomar Ventures and Ocean Park Ventures, L.P. The shares listed represent (a) 684,931 shares held by Palomar Ventures, (b) 1,273,803 shares held by Ocean Park Ventures and (c) 12,500 shares held issuable upon exercise of stock options held by Mr. Gauer and exercisable on or before November 1, 1999. Mr. Gauer disclaims beneficial ownership of the shares held by Palomar Ventures and Ocean Park Ventures, except to the extent of his pecuniary interest therein.

(10) Includes 3,716,800 shares beneficially owned by Siemens AG. Mr. Maher is a member of the board of Siemens AG Information and Communication Networks. The shares listed represent 15,000 shares issuable upon exercise of stock options held by Mr. Maher and exercisable on or before November 1, 1999. Mr. Maher disclaims beneficial ownership of the shares held by Siemens AG.

(11) Includes 2,144,113 shares beneficially owned by ADC Telecommunications, Inc. Mr. Martin is a Senior Vice President of ADC Telecommunications, Inc. and President of the Business Broadband Group of ADC Telecommunications, Inc. The shares listed represent 12,500 shares issuable upon exercise of stock options held by Mr. Martin and exercisable on or before November 1, 1999. Mr. Martin disclaims beneficial ownership of the shares held by ADC Telecommunications, Inc.

(12) Includes 150,000 shares issued upon exercise of a stock option. All of such shares are currently subject to a right of repurchase by Efficient.

(13) Includes 58,333 shares issuable upon exercise of stock options exercisable on or before November 1, 1999.

(14) Includes 74,999 shares issuable upon exercise of stock options exercisable on or before November 1, 1999.

(15) Includes 99,998 shares issuable upon exercise of stock options exercisable on or before November 1, 1999.

(16) Includes 86,353 shares issuable upon exercise of stock options exercisable on or before November 1, 1999.

(17) Includes an aggregate of 1,034,476 shares issuable upon exercise of stock options exercisable on or before November 1, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a description of transactions during our last three fiscal years to which we have been a party, in which the amount involved in the transaction exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our capital stock had or will have a direct or indirect material interest other than compensation arrangements that are otherwise required to be described under "Management."

     During the past three fiscal years, we have issued redeemable convertible preferred stock, subordinated promissory notes and warrants as follows:

 . In February 1998, we sold 2,057,159 shares of Series F preferred stock in a private placement at a purchase price of $2.92 per share;

 . In June 1998, we sold 1,866,800 shares of Series G preferred stock in a private placement at a purchase price of $2.92 per share;

 . In January 1999, we issued an aggregate $7.0 million of 10% subordinated promissory notes due January 2002, together with warrants to purchase 2,397,260 shares of Series H preferred stock in a private placement at an exercise price of $2.92 per share;

 . In March 1999, we sold 1,850,000 shares of Series G preferred stock in a private placement at a purchase price of $2.92 per share;

 . In April 1999, we issued an aggregate $2.0 million of 10% subordinated promissory notes due January 2002, together with warrants to purchase 684,931 shares of Series H preferred stock in a private placement at an exercise price of $2.92 per share; and

 . On June 28, 1999, we issued a $5.0 million convertible promissory note to Covad. The note bore interest at the rate of 8% per year, and was payable on the fifth anniversary of issuance. Upon completion of our initial public offering in July 1999, the principal amount plus interest of the note converted into 497,663 shares of common stock.

     Our officers, directors and 5% stockholders participated in the foregoing transactions as follows:

                                       Number of     Number of     Number of     Number of     Principal     Number of
                                       Shares of     Shares of     Shares of     Shares of     Amount of     Series H
        Name Of Purchaser              Series D      Series E      Series F      Series G      10% Notes     Warrants
----------------------------------   ------------   -----------   -----------   -----------   -----------   ------------
Texas Instruments Incorporated....     2,473,644            --     1,712,329            --            --            --

ADC Telecommunications............            --     2,066,420        45,881            --            --            --

Enterprise Partners...............            --       265,836        81,773            --            --            --

Crosspoint Venture Partners.......            --       236,880        72,848            --    $5,000,000     1,712,329

El Dorado Ventures................            --       236,367        72,689            --    $2,000,000       684,931

Menlo Ventures....................            --       144,322        44,381            --            --            --

Siemens...........................            --            --            --     3,716,800            --            --

Palomar Ventures..................            --            --            --            --    $2,000,000       684,931

     Mr. Martin, a member of our board of directors, is affiliated with ADC Telecommunications. Mr. Hoff, a member of our board of directors, is affiliated with Crosspoint Venture Partners. Mr. Peterson, a member of our board of directors, is affiliated with El Dorado Ventures. Mr. Maher, a member of our board of directors, is affiliated with Siemens. Mr. Gauer, a member of our board of directors, was formerly affiliated with Enterprise Partners and is presently affiliated with Palomar Ventures.

     Note Repayment and Warrant Exercise Agreement

     Each holder of a 10% subordinated promissory note entered into a note repayment and warrant exercise agreement with Efficient. Pursuant to the terms of the agreement, immediately prior to the closing of our initial public offering in July 1999, the aggregate $9.0 million principal amount of the notes was applied toward the aggregate exercise price of the warrants to purchase 3,082,191 shares of Series H preferred stock at an exercise price of $2.92 per share.

     ADC Telecommunications, Inc., December 1996

     In December 1996, Efficient entered into a seven-year strategic alliance agreement with ADC. The agreement provides for joint development and promotion of products incorporating ADC's and Efficient's technology.

     Texas Instruments Incorporated, November 1997

     In November 1997, Efficient and Texas Instruments Incorporated entered into an agreement to develop a DSL network interface card and associated software. In February 1998, Efficient and Texas Instruments amended the agreement to provide that Efficient would focus a percentage of our resources on products, product developments and marketing programs that support Texas Instruments ADSL integrated circuits. In March 1999, Efficient and Texas Instruments amended the agreement to provide Texas Instruments with the right to make and license a certain Efficient ASIC.

     Siemens AG, June 1998

     In June 1998, Efficient entered into an original equipment manufacturer purchase agreement with Siemens. The agreement provides for the purchase by Siemens of our SpeedStream 3010 and 3040 models, including supporting software and hardware and software design, customization and support services.

     Director Option and Loan

     In May 1999, Efficient granted Robert Hawk an immediately exercisable option to purchase 150,000 shares of common stock at an exercise price of $10.50 per share. Mr. Hawk exercised this option in May 1999. In connection with this option exercise, Efficient loaned Mr. Hawk $1,575,000. The loan carried interest at the rate of 6.0% per year, and was repaid in July 1999.

     Covad Communications Convertible Note Transaction

     On June 28, 1999, we issued a $5.0 million convertible promissory note to Covad Communications as described above. Mr. Hawk, who has been nominated to join our board of directors, also serves on the board of directors of Covad Communications.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.   FINANCIAL STATEMENTS

              See Item 8 above.

         2.   FINANCIAL STATEMENT SCHEDULES

              See Item 14(d) below.

         3.   EXHIBITS


              Exhibit
              Number
             ---------
               3.1*     Certificate of Incorporation.

               3.2      Amended and Restated Bylaws.

              10.1*     Form of Indemnification Agreement between the Registrant and each of its directors and officers.

              10.2*     1999 Employee Stock Purchase Plan and form of agreements thereunder.

              10.3*     1998 Director Option Plan and form of agreements thereunder.

              10.4*     Investor's Rights Agreement dated July 30, 1993 executed in connection with the issuance and sale of our Series A Preferred Stock.

              10.5*     Amendment No. 1 to the Investors' Rights Agreement dated February 9, 1994, executed in connection with the issuance and sale of our Series B Preferred
                        Stock.

              10.6*     Amendment No. 2 to the Investors' Rights Agreement dated September 30, 1994, executed in connection with the issuance and sale of our Series C Preferred
                        Stock.

              10.7*     Amendment No. 3 to the Investors' Rights Agreement dated September 1, 1995, executed in connection with the issuance and sale of our Series D Preferred
                        Stock.

              10.8*     Amendment No. 4 to the Investors' Rights Agreement Dated December 31, 1996,
                        executed in connection with the issuance and sale of our Series E Preferred
                        Stock.

              10.9*     Amendment No. 5 to the Investors' Rights Agreement Dated February 17, 1998,
                        executed in connection with the issuance and sale of our Series F Preferred
                        Stock.

             10.10*     Amendment No. 6 to the Investors' Rights Agreement Dated June 10, 1998,
                        executed in connection with the issuance and sale of our Series G Preferred
                        Stock.

              Exhibit
              Number
             ---------
             10.11*    Amendment No. 7 to the Investors' Rights Agreement Dated January 11, 1999,
                       executed in connection with the issuance and sale of our Series H Preferred
                       Stock.

             10.12*    Geico Building Office Lease dated August 19, 1993 by and between Government
                       Employees Insurance Company and Efficient.

             10.13*    Modification of Geico Office Lease dated May 8, 1995 by and between
                       Government Employees Insurance Company and Efficient.

             10.14*    Graystone Office Park Lease dated September 8, 1998 by and between Lanny
                       Houillion and Efficient.

             10.15*    Form of Agreement Regarding Conditional Exercise of Warrant between the
                       Registrant, Warrant Holder and Wilson Sonsini Goodrich & Rosati,
                       Professional Corporation.

             10.16*    Convertible Note Purchase Agreement dated June 22, 1999 by and between Covad
                       Investment Corporation, and Efficient.

             10.17*    Form of Convertible Promissory Note to be issued to Covad Investment
                       Corporation.

             10.18*    Amendment No. 8 to the Investor's Rights Agreement dated June 28, 1999, executed in connection with the issuance and sale of a convertible promissory note.

             24.1      Power of Attorney (see page 61).

             27        Financial Data Schedule.

     _________________________
* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-77795) declared effective July 14, 1999.

(b)  REPORTS ON FORM 8-K

     None.

(c)  EXHIBITS

     See Item 14(a)(3) above.

(d)  FINANCIAL STATEMENT SCHEDULES

     Independent Auditors Report on Schedule..............................S-1

     Schedule II - Valuation and Qualifying Accounts......................S-2

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 10th day of September, 1999.

                                   EFFICIENT NETWORKS, INC.

                                   By:        /s/ Mark A. Floyd
                                      --------------------------------------
                                                 Mark A. Floyd
                                      President and Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark A. Floyd and Jill S. Manning, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or her substitute or substitutes, any do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                                         Title                                  Date
--------------------------------------   ---------------------------------------------------   --------------------
/s/ Mark A. Floyd                        President, Chief Executive Officer and Chairman of
--------------------------------------   the Board (Principal Executive Officer)                September 10, 1999
     Mark A. Floyd

/s/ Jill S. Manning                      Vice President and Chief Financial Officer
--------------------------------------   (Principal Financial and Accounting Officer)           September 10, 1999
     Jill S. Manning

/s/ Bruce W. Brown
--------------------------------------
     Bruce W. Brown                      Director                                               September 10, 1999

/s/ James P. Gauer
--------------------------------------
     James P. Gauer                      Director                                               September 10, 1999

/s/  Robert C. Hawk
--------------------------------------
     Robert C. Hawk                      Director                                               September 10, 1999

/s/ Robert A. Hoff
--------------------------------------
     Robert A. Hoff                      Director                                               September 10, 1999

--------------------------------------
     Anthony T. Maher                    Director

/s/ William L. Martin III
--------------------------------------
     William L. Martin III               Director                                               September 10, 1999

/s/ Thomas H. Peterson
--------------------------------------
    Thomas H. Peterson                   Director                                               September 10, 1999

                            EFFICIENT NETWORKS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                Page
_____________________________________________________________________
Independent Auditors' Report....................................F-2
Consolidated Balance Sheets.................................... F-3
Consolidated Statements of Operations...........................F-4
Consolidated Statements of Stockholders' Equity (Deficit).......F-5
Consolidated Statements of Cash Flows...........................F-6
Notes to Consolidated Financial Statements......................F-7

                         Independent Auditors' Report

The Board of Directors
Efficient Networks, Inc.:

     We have audited the accompanying consolidated balance sheets of Efficient Networks, Inc. and subsidiaries as of June 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Efficient Networks, Inc. and subsidiaries as of June 30, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                       KPMG LLP

     Dallas, Texas
     July 6, 1999, except as to
      note 13 which is as of
      July 20, 1999

                           EFFICIENT NETWORKS, INC.

                          Consolidated Balance Sheets

                            June 30, 1998 and 1999

                       (in thousands, except share data)

                                                                                  June 30,
                                                               -------------------------------------------
                            Assets                                                            Pro forma
                                                                                                 1999
                                                              1998          1999             (unaudited)
                                                              ----          ----             -----------
Current assets:                                                                              (note 2(l))
     Cash and cash equivalents ........................      $  7,607      $  3,604         $  3,604
     Accounts receivable, net of allowance for doubtful
      accounts of $15 in 1998 and $120 in 1999 ........           461        12,334           12,334
    Inventories .......................................           898         5,472            5,472
    Other assets ......................................           202           241              241
                                                             --------       --------        ---------
        Total current assets ..........................         9,168        21,651           21,651
Furniture and equipment, net ..........................         1,404         2,285            2,285
Other assets, net .....................................            95            29               29
                                                             --------      --------         --------
                                                             $ 10,667      $ 23,965         $ 23,965
                                                             ========      ========         ========
          Liabilities, Redeemable Convertible
     Preferred Stock and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable .................................      $    547      $  5,689         $  5,689
     Accrued liabilities ..............................           751         2,641            2,641
     Deferred revenue .................................            --           736              736
                                                             --------      --------        ---------
        Total current liabilities .....................         1,298         9,066            9,066
Long-term debt, net of discount .......................            --        13,396               --
Other liabilities .....................................            --            22               22
                                                             --------      --------        ---------
        Total liabilities .............................         1,298        22,484            9,088
                                                             --------      --------        ---------
Redeemable convertible preferred stock (note 7) ......         34,743        40,495              --
Commitments and contingencies
Stockholders' equity (deficit):
     Common stock, par value $.001 per share, 100,000,000
        shares authorized; 3,616,964 and 4,362,221
        shares issued and outstanding in 1998 and 1999,
        respectively; pro forma--32,662,288 shares issued
        and outstanding ...............................             4             4               33
     Additional paid-in capital .......................         7,221        29,777           84,265
     Deferred stock option compensation ...............        (4,815)      (14,606)         (14,606)
     Accumulated deficit  .............................       (27,784)      (54,189)         (54,815)
                                                              --------      --------         --------
        Total stockholders' equity (deficit) ..........       (25,374)      (39,014)          14,877
                                                              --------      --------         -------
                                                             $ 10,667      $ 23,965        $  23,965
                                                             ========      ========        =========

See accompanying notes to consolidated financial statements.

                           EFFICIENT NETWORKS, INC.

                     Consolidated Statements of Operations

                   Years ended June 30, 1997, 1998 and 1999

                     (in thousands, except per share data)

                                                                               1997            1998              1999
                                                                           ------------    ------------      ------------
Net revenues ..................................................              $  4,122       $  3,370         $  14,828
Cost of revenues ..............................................                 2,386          2,160            14,344
                                                                             ---------       --------          -------
     Gross profit .............................................                 1,736          1,210               484
                                                                             ---------       --------          -------
Operating expenses: ...........................................
     Sales and marketing ......................................                 2,409          3,436             6,133
     Research and development .................................                 4,183          4,389             7,747
     General and administrative ...............................                 1,245          1,641             1,993
     Stock option compensation ................................                   659          1,165             3,116
                                                                             ---------       --------          -------
       Total operating expenses ...............................                 8,496         10,631            18,989
                                                                             ---------       --------          -------
       Loss from operations ...................................                (6,760)        (9,421)          (18,505)
Interest expense ..............................................                    --            (10)           (8,092)
Interest income ...............................................                   144            146               202
Other, net ....................................................                   (19)            (6)              (10)
                                                                             ---------      --------           -------
     Net loss .................................................            $   (6,635)      $ (9,291)        $ (26,405)
                                                                           -----------      ---------        ---------
     Basic and diluted net loss per share of common stock......            $    (2.19)      $  (2.86)        $   (6.87)
                                                                           -----------      ---------        ---------
     Weighted-average shares of common stock outstanding.......                 3,027           3,254            3,893
                                                                           -----------       --------        ---------
     Unaudited pro forma basic and diluted net loss per share..                                              $   (0.97)
                                                                                                             ---------
     Weighted average shares used to compute unaudited
       pro forma basic and diluted net loss per share..........                                                 28,342
                                                                                                             ---------


See accompanying notes to consolidated financial statements.

                           EFFICIENT NETWORKS, INC.

           Consolidated Statements of Stockholders Equity (Deficit)

                   Years ended June 30, 1997, 1998 and 1999

                       (in thousands, except share data)

                                                                                                                         Total
                                                        Common Stock                        Deferred                  stockholders'
                                                     -----------------    Additional     stock option     Accumulated    equity
                                                     Shares     Amount  paid-in capital   Compensation      deficit     (deficit)
                                                     -----------------  ---------------   ------------      --------  -------------
Balance at June 30, 1996..........................  2,992,271   $    3         $  1,439      $  (1,227)    $ (11,858)   $ (11,643)
     Issuance of common stock under
        stock option plan.........................     62,500       --                9             --            --            9
     Deferred stock option compensation...........         --       --            2,269         (2,269)           --           --
     Amortization of deferred stock
        option compensation.......................         --       --               --            659            --          659
     Net loss.....................................         --       --               --             --        (6,635)      (6,635)
                                                   ----------   ------         --------      ---------     ---------    ---------
Balance at June 30, 1997..........................  3,054,771        3            3,717         (2,837)      (18,493)     (17,610)
     Issuance of common stock under
        stock option plan.........................    448,125        1               61             --            --           62
     Issuance of common stock.....................    114,068       --              300             --            --          300
     Deferred stock option compensation...........         --       --            3,143         (3,143)           --           --
     Amortization of deferred stock
        option compensation.......................         --       --               --          1,165            --        1,165
     Net loss.....................................         --       --               --             --        (9,291)      (9,291)
                                                   ----------   ------         --------      ---------     ---------    ---------
Balance at June 30, 1998..........................  3,616,964        4            7,221         (4,815)      (27,784)     (25,374)
     Issuance of common stock under
        stock option plan.........................    745,257       --            1,683             --            --        1,683
     Stock options forfeited......................         --       --             (223)           223            --           --
     Issuance of warrants.........................         --       --            6,173             --            --        6,173
     Convertible promissory note..................         --       --            2,143             --            --        2,143
     Deferred stock option compensation...........         --       --           13,130        (13,130)           --           --
     Amortization of deferred stock
        option compensation.......................         --       --               --          3,116            --        3,116
     Accretion of issuance costs on
        redeemable convertible preferred stock....         --       --             (350)            --            --         (350)
     Net loss.....................................         --       --               --             --       (26,405)     (26,405)
                                                   ----------   ------         --------      ---------     ---------    ---------
Balance at June 30, 1999..........................  4,362,221        4           29,777        (14,606)      (54,189)     (39,014)
     Unaudited pro forma issuance of
        common stock upon conversion
        of redeemable convertible
        preferred stock........................... 24,720,213       25           40,470             --            --       40,495
     Unaudited pro forma issuance of
        common stock upon conversion of
        convertible promissory note plus
        acccrued interest.........................    497,663        1            5,021             --           (22)       5,000
     Unaudited pro forma net loss
        related to accretion of remaining
     discount on subordinated promissory notes....         --       --               --             --          (604)        (604)
     Unaudited pro forma issuance of
        common stock upon exercise of
        warrants..................................  3,082,191        3            8,997             --            --        9,000
                                                   ----------   ------         --------      ---------     ---------    ---------

Unaudited pro forma balance at
     June 30, 1999 ............................... 32,662,288   $   33         $ 84,265      $ (14,606)    $ (54,815)   $  14,877
                                                   ----------   ------         --------      ---------     ---------    ---------

See accompanying notes to consolidated financial statements.

                           EFFICIENT NETWORKS, INC.

                     Consolidated Statements of Cash Flows

                   Years ended June 30, 1997, 1998 and 1999

                                (in thousands)

                                                                    1997            1998            1999
                                                                ------------     -----------   -------------
Cash flows from operating activities:
  Net loss ................................................      $ (6,635)       $ (9,291)      $ (26,405)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ........................           861             727             807
     Amortization of deferred stock option
     Compensation .........................................           659           1,165           3,116
     Accretion of discount on subordinated promissory
     Notes ................................................            --              --           7,712
  Changes in operating assets and liabilities:
     Accounts receivable ..................................           (12)            318         (11,873)
     Inventories ..........................................            443           (304)         (4,574)
     Other assets and liabilities .........................            59            (201)             49
     Accounts payable and accrued liabilities  ............           (18)            967           7,043
     Deferred revenue .....................................            --              --             736
                                                                 --------        --------       ---------
     Net cash used in operating activities ................        (4,643)         (6,619)        (23,389)
                                                                 --------        --------       ---------
Cash flows used in investing activities--purchase of
  furniture and equipment .................................          (525)           (572)         (1,688)
                                                                 --------        --------       ---------
Cash flows from financing activities:
  Principal payments on capital lease obligations..........          (192)            (78)            (11)
  Proceeds from issuance of promissory notes and
     Warrants .............................................         1,500           1,000          14,000
  Proceeds from issuance of common stock ..................             9             362           1,683
  Proceeds from issuance of preferred stock ...............         5,961          10,101           5,402
                                                                 --------        --------       ---------
     Net cash provided by financing activities ............         7,278          11,385          21,074
                                                                 --------        --------       ---------
Increase (decrease) in cash and cash equivalents ..........         2,110           4,194          (4,003)
Cash and cash equivalents at beginning of year ............         1,303           3,413           7,607
                                                                 --------        --------       ---------
Cash and cash equivalents at end of year ..................      $  3,413        $  7,607       $   3,604
                                                                 --------        --------       ---------
Supplemental disclosure--cash paid during the year for:
  Interest ................................................      $      6        $     4        $      --
                                                                 --------        --------       ---------
Non-cash financing transaction--
  Exchange of promissory notes and related interest for
          redeemable convertible preferred stock ..........      $  1,519        $ 1,007        $      --
                                                                 --------        --------       ---------

See accompanying notes to consolidated financial statements.

                            EFFICIENT NETWORKS, INC.

                   Notes to Consolidated Financial Statements

                          June 30, 1997, 1998 and 1999

(1)  Incorporation and Nature of Business

     Efficient Networks, Inc. (the ''Company'') was incorporated under the laws of the State of Delaware on June 10, 1993. The Company is a worldwide developer and supplier of high speed digital subscriber line customer premises equipment for the high speed, high volume digital communication, or broadband, access market.

(2)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries located in The Netherlands and Singapore. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Cash Equivalents

          Cash equivalents consist primarily of an investment account comprised of investments in commercial paper, repurchase agreements and money market funds. For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     (c)  Inventories

          Inventories are stated at the lower of average cost or market (net realizable value).

     (d)  Furniture and Equipment

          Furniture and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.

          Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Plant and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. The estimated useful lives are as follows:

                                                               Years
                                                            -----------
                        Computers..........................      5
                        Software...........................      3
                        Equipment..........................      5
                        Furniture and fixtures.............      7

     (e)  Income Taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (f)  Revenue Recognition

          Revenue from product sales is recognized upon shipment to the customer. Reserves for estimated sales returns and allowances are recorded in the same period as the related revenues. Revenue related to sales transactions that provide a customer with the right to return product is deferred until the product is deployed by the customer and/or the return privileges expire.

     (g)  Stock-Based Compensation

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (''APB'') Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

     (h)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed

          Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (i)  Net Loss Per Share of Common Stock

          Net loss per share of common stock is presented in accordance with the provisions of Statement of Financial Accounting Standards (''SFAS'') No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings/loss per share excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted earnings/loss per share when their inclusion would be antidilutive. The computation of basic and diluted weighted average shares is as follows (in thousands):

                                                                                           Year ended June 30
                                                                               ------------------------------------------
                                                                                   1997            1998          1999
                                                                               -------------   ------------   -----------
                Numerator:
                   Net loss.................................................        $(6,635)       $(9,291)     $(26,405)
                    Accretion of issuance costs on redeemable
                    convertible preferred stock.............................             --             --          (350)
                                                                                    -------        -------      --------
                   Numerator for basic and diluted net loss
                    per share...............................................        $(6,635)       $(9,291)     $(26,755)
                                                                                    =======        =======      ========
                Denominator for basic and diluted net loss per
                  Share--weighted average common shares                               3,027          3,254         3,893
                  Outstanding...............................................        =======        =======      ========

          Pro forma basic and diluted net loss per share has been calculated assuming: (a) the conversion of redeemable convertible preferred stock outstanding at June 30, 1999, as if the redeemable convertible preferred stock had converted immediately upon its issuance, resulting in 23,332,713 additional weighted average shares of common stock outstanding; (b) the warrants issued in 1999 in connection with the issuance of subordinated promissory notes were exercised immediately upon their issuance using the principal amount of the notes to satisfy the exercise price, resulting in 1,113,014 additional weighted average shares of common stock outstanding and a charge of $603,806 against earnings for the accretion of the remaining discount recorded on the notes; and (c) the convertible debt issued June 28, 1999, was converted immediately upon issuance resulting in 2,727 additional weighted average shares of common stock outstanding.

     (j)  Fair Value of Financial Instruments

          The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The fair values of the Company's convertible promissory notes and subordinated promissory notes and related warrants were determined using a valuation model with the following assumptions: a volatility factor of 40% obtained from the stock price volatility experienced by certain of the Company's principal competitors; a risk-free interest rate of 5.71%; the contractual term of the respective notes; the estimated fair value of the Company's common stock ($12.00 at June 30, 1999); and the exercise price of the detachable warrants. The estimated fair values of the convertible promissory notes and subordinated promissory notes and related warrants as of June 30, 1999 are approximately $6,802,691 and $40,294,044 respectively.

     (k)  Comprehensive Income

          On July 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. To date, no elements of comprehensive income exist other than net loss from operations.

     (l)  Pro Forma Balance Sheet

          The pro forma balance sheet reflects the following transactions as though they had occurred as of June 30, 1999 (see notes 6 and 7):

          . the conversion of $9,000,000 of subordinated promissory notes into an aggregate of 3,082,191 shares of redeemable convertible preferred stock through the exercise of the warrants issued therewith,

          . the conversion of the $5,000,000 convertible promissory note plus accrued interest into an aggregate of 497,663 shares of redeemable convertible preferred stock, and

          . the conversion of each outstanding share of redeemable convertible preferred stock into one share of common stock.

     (m)  Use of Estimates

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(3)  Inventories

     Inventories consisted of the following (in thousands):

                                                                        June 30,
                                                                 ----------------------
                                                                    1998        1999
                                                                    ----        ----
     Raw materials............................................      $ 354       $2,265
     Finished goods...........................................        544        3,207
                                                                    -----       ------
     Total....................................................      $ 898       $5,472
                                                                    =====       ======

(4)  Furniture and Equipment

     Furniture and equipment consisted of the following (in thousands):

                                                                        June 30,
                                                                 ----------------------
                                                                    1998        1999
                                                                  --------    --------
     Computers................................................    $ 1,941      $ 2,811
     Purchased software.......................................        611          892
     Equipment................................................        241          585
     Furniture and fixtures...................................         66          136
     Leasehold improvements...................................        121          235
                                                                  -------      -------
     Total furniture and equipment............................      2,980        4,659
     Less accumulated depreciation and amortization...........     (1,576)      (2,374)
                                                                  -------      -------
     Furniture and equipment, net.............................    $ 1,404      $ 2,285
                                                                  =======      =======

     The Company leases certain equipment under capital lease arrangements. At June 30, 1998, the cost of assets under such leases aggregated $152,183, and related accumulated amortization was $134,065. At June 30, 1999, there were no assets under capital lease arrangements. Amortization of assets leased under capital lease arrangements is included in amortization expense.

(5)  Accrued Liabilities

     Accrued liabilities consisted of the following (in thousands):

                                                                      June 30,
                                                                 -------------------
                                                                   1998       1999
                                                                 --------   --------
Accrued compensation and benefits.............................     $ 247      $1,102
Accrued professional fees.....................................       320          55
Other.........................................................       184       1,484
                                                                   -----      ------
Total.........................................................     $ 751      $2,641
                                                                   =====      ======

(6)  Long-term Debt

     In January 1999, the Company issued subordinated promissory notes with detachable warrants in exchange for $7,000,000 in cash. In April 1999, the Company issued a subordinated promissory note with a detachable warrant in exchange for $2,000,000 in cash. The notes bear interest of 10% per year and interest is payable quarterly. The notes are due at the earlier of January 2002 or (a) a consummation of a qualifying liquidation event which includes a firm commitment underwritten offering pursuant to a registration statement under the Securities Act of 1933, the public offering price of which is not less than $5.00 per share and $10,000,000 in the aggregate;
     (b) any consolidation or merger of the Company with or into any other corporation or corporations; (c) sale, conveyance or disposition of all or substantially all of the assets of the Company; or (d) the effectuation by the Company of a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed.

     The subordinated promissory notes were issued with detachable warrants to purchase an aggregate of 3,082,191 shares of the Company's Series H redeemable convertible preferred stock at an exercise price of $2.92 per share. The warrants expire at the earlier of January 2002 or the consummation by the Company of the sale of its common stock in a firm commitment underwritten offering at a price not less than $5.00 per share and providing not less than $10,000,000 of net proceeds. The proceeds were allocated between the notes and the warrants based on their pro-rata fair values, as determined using a valuation model (see note 2(j)). As a result, the warrants were valued at $6,172,699. This amount was recorded as paid-in capital. The resulting discount on the notes is being accreted as interest expense over the expected term of the related promissory notes. The holders of the subordinated promissory notes have entered into a note repayment and warrant exercise agreement with the Company which stipulates that immediately prior to the closing of an initial public offering, the aggregate $9,000,000 principal amount of the notes will be applied toward the aggregate exercise price of the detachable warrants (see note 13).

     On June 28, 1999, the Company issued a convertible promissory note in exchange for $5,000,000 in cash. The note bears interest of 8.0% per year. The holder of the note has the right to demand prepayment of 50% of the principal amount of the note at any time after the first anniversary and full prepayment at any time after the second anniversary of issuance. The note is
     convertible at the holder's option into shares of Series I preferred stock at a conversion price of $10.09 per share of Series I preferred stock. Upon the completion of an initial public offering, the note will automatically convert into Series I preferred stock at a conversion price equal to the lesser of (1) 70% of the initial public offering price per share or (2) $10.09 per share. Upon the issuance of the convertible promissory note, the Company recognized $2,143,000 of interest expense and a corresponding increase to additional paid-in capital. This amount represents the intrinsic value of the beneficial conversion feature of the convertible promissory note (see note 13).

(7)  Redeemable Convertible Preferred Stock

     Preferred stock has voting rights equal to the number of shares of common stock into which the preferred stock is convertible. The preferred stock is convertible at the option of the holder into such number of shares of common stock as is determined by dividing the original issue price of the preferred stock plus all declared but unpaid dividends by the applicable conversion price at the date of conversion. The conversion price per share is the original issue price adjusted for any dilution that may occur from future offerings.

     Each share of outstanding preferred stock is required to convert to common stock upon the earlier of the time of the Company's initial public offering, if certain offering parameters are met, or the date on which the Company obtains the consent of the holders of a majority of the then outstanding shares of preferred stock.

     The outstanding preferred stock is redeemable into cash at the request of a majority of the holders of the then outstanding shares of preferred stock at an amount equal to the original issue price plus all declared but unpaid dividends. Amounts due to the preferred shareholders on redemption are payable in three equal annual installments on the fifth, sixth and seventh anniversaries of the original purchase dates (see note 13).

     Dividends may be declared at the sole discretion of the Board of Directors and are noncumulative. To date, no such dividends have been declared. The holders of the preferred stock are entitled to a liquidation preference equivalent to the original issue price of the respective series of preferred stock plus declared but unpaid dividends.

     The following indicates the series of redeemable convertible preferred stock in existence at June 30, 1999. Series for which preferred stock has been issued and remains outstanding are stated at the redemption amount; issuance costs are netted against the proceeds and accreted as a charge against additional paid-in capital over the expected life of the related series of preferred stock (all in thousands, except share and per share data):

                                                                             Dividend        June 30,
                                                                             Rate Per    ----------------
                                                                              Share       1998      1999
                                                                            ----------   ------    ------
     Series A--7,096,000 shares authorized; 7,000,000 shares issued
       and outstanding....................................................... $0.03     $ 3,500    $ 3,500

     Series B--522,848 shares authorized, issued and outstanding............. $0.07         625        625

     Series C--5,895,832 shares authorized; 5,858,332 shares issued
       and outstanding....................................................... $0.07       7,030      7,030

     Series D--2,473,644 shares authorized, issued and
       outstanding........................................................... $0.12       5,000      5,000

     Series E--3,091,430 shares authorized, issued and
       outstanding........................................................... $0.15       7,480      7,480

     Series F--2,057,159 shares authorized, issued and outstanding
       in 1998 and 1999...................................................... $0.18       6,007      6,007

     Series G--6,000,000 shares authorized; 1,866,800 and
       3,716,800 shares issued and outstanding in 1998 and 1999.............. $0.18       5,451     10,853

     Series H--4,000,000 shares authorized, none issued or
        outstanding.......................................................... $0.18          --         --

     Series I--750,000 shares authorized, none issued or
        outstanding.......................................................... $0.60          --         --

     Issuance costs, net of accretion........................................              (350)        --
                                                                                        -------    -------
                                                                                        $34,743    $40,495
                                                                                        =======    =======

     The Company issued promissory notes in exchange for cash of $1,000,000 and $500,000 in September and December, 1996, respectively. The promissory notes bore interest at 6% and were due on demand. On December 31, 1996, the Company issued 3,091,430 shares of Series E redeemable convertible preferred stock in exchange for the principal and related accrued interest on the promissory notes amounting to $1,518,657 and $5,961,498 in cash.

     The Company issued promissory notes in exchange for $1,000,000 in January, 1998. The promissory notes bore interest at 6% and were due on demand. In February, 1998, the Company issued 2,057,159 shares of Series F redeemable convertible preferred stock in exchange for the principal and related accrued interest on the promissory notes amounting to $1,006,904 and $5,000,000 in cash.

     In June, 1998, the Company issued 1,866,800 shares of Series G redeemable convertible preferred stock for $5,451,056 in cash. The issuance was recorded net of issuance costs of

     $350,000. In March, 1999, the Company issued an additional 1,850,000 shares of Series G redeemable convertible preferred stock for $5,402,000 in cash (see note 13).

(8)  Common Stock and Stock Incentive Plans

     In 1993, the Company adopted a stock option plan (the"Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, directors and key employees. The Plan authorizes grants of options to purchase up to 10,000,000 shares of unissued common stock. The Board of Directors determines the terms of each option, including exercise price (within limits set forth in the plan), number of shares and the rate at which each option is exercisable. The options generally vest ratably over a period of four years from the date of grant.

     In 1998, the Company adopted the Directors' Stock Option Plan (the "Directors' Plan") pursuant to which stock options may be granted to non-employee members of the Company's Board of Directors. The Directors' Plan authorizes grants of options to purchase up to 275,000 shares of common stock.

     Option grants under the Directors' Plan are nondiscretionary and automatic. Non-employee directors serving on the Company's board of directors at the date of the adoption of the Directors' Plan were granted options to purchase 50,000 shares on the effective date of the plan. Subsequent non-employee directors are granted an option to purchase 15,000 shares on the date they become a director. After their initial grant, non-employee directors are granted an option to purchase 15,000 shares on January 1 of each year provided they have served on the board for at least six months. At June 30, 1999, there were options to purchase 75,000 shares available for grant under the Directors' Plan.

     At June 30, 1999, there were options to purchase 2,369,853 shares available for grant under both plans. The per share weighted-average fair value of stock options granted during each of the years ended June 30, 1997, 1998 and 1999 was $2.09, $2.60, and $5.17, respectively, on the date of grant as estimated using the minimum value option-pricing model with the following weighted-average assumptions in all years: expected dividend yield of 0.0%, an expected life of four years, and a risk-free interest rate of 6%.

     The Company applies APB Opinion No. 25 in accounting for stock options granted to employees and non-employee directors under its stock option plans. The Company recorded $2,269,000, $3,143,000 and $13,130,000 of deferred stock option compensation during each of the years ended June 30, 1997, 1998 and 1999, respectively, as a result of granting stock options with exercise prices below the estimated fair value per share of the Company's common stock at the date of grant. Deferred stock option compensation has been recorded as a component of stockholders' equity (deficit) and is being amortized as a charge to operations over the vesting period of the applicable options. Amortization of deferred stock option compensation of $659,000, $1,165,000 and $3,116,000 was recognized in the years ended June 30, 1997, 1998 and 1999, respectively.

     Had the Company determined compensation cost based on the estimated fair value of stock options at the grant date in accordance with SFAS No. 123, the Company's net loss would have been increased or decreased, as applicable, to the pro forma amounts indicated below:

                                                                             Year ended June 30,
                                                                  ----------------------------------------
                                                                      1997          1998           1999
                                                                  ------------   -----------   -----------
Net loss:
   As reported  .............................................         $(6,635)      $(9,291)      $(26,405)
   Pro forma  ...............................................         $(6,680)      $(9,687)      $(26,187)
Basic and diluted net loss per share of common stock:
   As reported  .............................................         $ (2.19)      $ (2.86)      $  (6.87)
   Pro forma  ...............................................         $ (2.21)      $ (2.98)      $  (6.82)

   Pro forma net loss reflects only stock options granted after June 30, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting periods of four years and compensation expense pertaining to stock options granted in prior periods is not considered.

   Stock option activity for both plans during the periods indicated is as follows:

                                                                                          Weighted
                                                                                          Average
                                                                      Number of           Exercise
                                                                       shares              Price
                                                                       ------              -----
   Balance at June 30, 1996....................................          2,396,500         $0.11
                           Granted.............................          1,716,883          0.24
                           Exercised...........................            (62,500)         0.15
                           Forfeited...........................           (454,883)         0.15
                                                                         ---------
   Balance at June 30, 1997....................................          3,596,000          0.19
                           Granted.............................          1,631,000          0.58
                           Exercised...........................           (448,125)         0.12
                           Forfeited...........................           (344,458)         0.22
                                                                         ---------
   Balance at June 30, 1998....................................          4,434,417          0.46
                           Granted.............................          2,638,500          2.88
                           Exercised...........................           (745,257)         2.24
                           Forfeited...........................           (195,666)         1.01
                                                                         ---------
   Balance at June 30, 1999....................................          6,131,994          1.39
                                                                         =========

   Options granted during the years ended June 30, 1997, 1998 and 1999 had an exercise price less than the estimated fair value of the Company's common stock on the date of grant; the weighted-average grant-date fair value of options granted during those periods was $1.37, $2.10 and $7.89, respectively.

The following presents certain information about outstanding stock options at June 30, 1999:

                                                              Options outstanding                        Options exercisable
                                                  ---------------------------------------------      ---------------------------
Range of exercise price
------------------------------------------------                                    Weighted                           Weighted
                                                                                     average                            average
                                                      Number        Exercise      contractual           Number of       exercise
                                                    of options        price           life               options         price
                                                   -------------   -------------  -------------      -------------   -----------
   $0.05-0.25...................................       2,216,535         $0.19      6.7 years            1,648,075         $0.18
   $0.50-0.60...................................       1,501,459         $0.58      8.7 years              469,529         $0.58
   $1.50-2.50...................................       2,324,000         $2.22      9.5 years                   --            --
   $7.50-10.50..................................          90,000         $8.00      9.8 years                   --            --

     At June 30, 1997, 1998 and 1999, the number of options exercisable was 1,224,042, 1,625,531 and 2,117,604, respectively, and the weighted-average exercise price of those options was $0.15, $0.21 and $0.33, respectively.

     In May 1999, the Company effected the issuance of 150,000 shares of common stock to a board member-elect, in exchange for a $1,575,000, 6% demand note payable due June 30, 1999. The demand note was repaid with interest in July 1999.

(9)  Research and Development Arrangements

     In October 1997, the Company entered into a development and license agreement with a customer who owns preferred stock of the Company. The agreement obligated the Company to develop a product that meets mutually agreed upon specifications in exchange for $850,000. The Company has fulfilled its development obligations and the proceeds under the arrangement were offset against research and development expense during the year ended June 30, 1998.

     In November 1997, the Company entered into a development and marketing agreement with a customer. The agreement obligated the Company to develop a product in accordance with certain specifications and to provide 114,068 shares of the Company's common stock for an aggregate purchase price of $300,000. The common stock issuance was recorded at estimated fair value of $300,000. The Company has fulfilled its development obligations.

(10) Lease Commitments

     The Company has operating lease agreements relating to certain facilities and equipment which expire at various dates. Rent expense on operating leases for the years ended June 30, 1997, 1998, and 1999 was $367,308, $380,794 and $547,774, respectively. The Company entered into several agreements for the sale and leaseback of certain equipment. The leases were classified as capital leases and expired during the year ended June 30, 1999. Future minimum lease payments under noncancelable operating leases as of June 30, 1999 are:

                                                                     Operating
                                                                      Leases
                                                                    -----------
Years ended June 30:
     2000........................................................      $417,097
     2001........................................................       329,765
     2002........................................................       124,327
     2003........................................................        35,955
     2004........................................................         5,993
                                                                       --------
      Total minimum lease payments...............................      $913,137
                                                                       ========


     In connection with certain capital lease transactions, the Company issued warrants to purchase (a) 96,000 shares of Series A preferred stock at $0.50 per share expiring on the earlier of December 16, 2003 or the fifth annual anniversary of the consummation of the Company's initial public offering of its common stock, if certain offering parameters are met, and (b) 37,500 shares of its Series C preferred stock at $1.20 per share expiring on the later of March 13, 2005 or five years from the effective date of the Company's initial public offering.

(11) Income Taxes

     The Company has not recognized any tax benefits for its net operating loss carryforwards.

     Net deferred tax assets as of June 30, 1998 and 1999 are as follows (in thousands):

                                                                1998            1999
                                                                ----            ----
     Deferred tax assets:
      Operating loss carryforwards......................         $ 8,943        $ 17,275
      Receivables and inventory reserves................              59             136
      Accrued liabilities...............................              87             233
                                                                 -------        --------
           Deferred tax assets..........................           9,089          17,644
           Valuation allowance..........................          (8,892)        (17,444)
                                                                 -------        --------
                                                                     197             200
     Deferred tax liability - furniture.................            (197)           (200)
      and equipment.....................................         -------        --------

      Net deferred tax assets...........................         $    --        $     --
                                                                 =======        ========

     The net change in the valuation allowance for the years ended June 30, 1998 and 1999 was $3,073,000 and $8,133,000 respectively.

     As of June 30, 1999, the Company has net operating loss carryforwards of approximately $43,000,000 which begin to expire in 2008. The Company believes that as a result of the Company's initial public offering in July 1999, and the resulting conversion of outstanding redeemable preferred stock into common stock, the Company has undergone an ownership change within the meaning of section 382 of the Internal Revenue Code (IRC). As a result, the Company's ability to utilize its operating loss carryforwards incurred prior to the ownership change are limited on an annual basis to an amount equal to the value of the Company, as defined by the IRC, as of the date of change of ownership, multiplied by the long-term tax-exempt rate of 4.98%.

(12) Segment Information and Concentration of Credit Risk

     The Company operates in one reportable segment as it has one family of DSL products and markets its products to network equipment vendors and DSL service providers. In fiscal years 1997 and 1998, the Company also developed and marketed asynchronous transfer mode ("ATM") network products which are no longer actively marketed by the Company. For management purposes, the Company does not disaggregate financial information by product or geographically, other than export sales by region and sales by product. Substantially all of the Company's assets are located within the United States. The Company does not account for, and does not report to management, its assets or capital expenditures by revenue source. All of the Company's products are produced in the United States. The Company grants credit to customers located in several geographical regions in North America, Europe and the Pacific Rim.

     The following represents sales to customers in each of those geographical regions as a percentage of total revenues, and revenues and gross margins by product line for the years ended June 30, 1997, 1998 and 1999:


     Geographic Region                                1997              1998                1999
     -----------------                                ----              ----                ----
     United States                                     65%               48%                 58%
     Europe...................................         25%               40%                 12%
     Pacific Rim..............................         10%               12%                 29%

     Product line (in thousands)                      1997              1998                1999
     ------------                                     ----              ----                ----
     DSL revenues.............................      $   --            $   84             $12,915
     DSL gross margin.........................      $   --            $  (19)            $  (462)

     ATM LAN revenues.........................      $4,122            $3,286             $ 1,913
     ATM LAN gross margin.....................      $1,736            $1,229             $   946

     For the year ended June 30, 1997, revenues from an individual customer amounted to 38% of total revenue. For the year ended June 30, 1998, revenues from individual customers amounted to 20% and 13% of total revenues. For the year ended June 30, 1999, revenues from individual customers amounted to 30% and 18% of total revenues, and accounts receivable related to these customers at June 30, 1999 was approximately $2,875,000 and $2,600,000, respectively. The Company performs ongoing evaluations of its customers' financial conditions and generally does not require collateral.

(13) Subsequent Event

     On July 15, 1999, the Company completed the initial public offering of its common stock. The Company issued 4,600,000 shares of common stock in exchange for gross proceeds of $69,000,000, net of underwriters' discount of $4,830,000. Upon the completion of the initial public offering, the Company's subordinated promissory notes converted into 3,082,191 shares of Series H redeemable convertible preferred stock, the convertible promissory note plus accrued interest converted into 497,663 shares of Series I redeemable convertible preferred stock, and all outstanding redeemable convertible preferred stock converted into 28,300,067 shares of common stock.

     On July 20, 1999, the Company adopted a new stock option plan (the "Stock Plan") and an employee stock purchase plan. The Stock Plan provides for the granting of stock options and stock purchase rights to employees and consultants. A total of 3,500,000 shares of common stock has been reserved for issuance plus annual increases equal to the lesser of:

        .   1,000,000 shares;
        .   3% of the outstanding shares on such a date; or
        .   a lesser amount determined by the board on the first day of each fiscal year.

     The Stock Plan may be administered by the board of directors or a committee of the board. The board or a committee of the board will have the power to determine the terms of the options granted, including the exercise price, the number of shares subject to each option, the vesting provisions, the exercisability thereof and the form of consideration payable upon such exercise.

     The Stock Plan provides that in the event of a merger of the Company with or into another corporation, or the sale of substantially all of its assets, each outstanding option or stock purchase right will be assumed or substituted for by the successor corporation. In addition, if the options are not substituted for in the merger, each outstanding option will vest and become exercisable as to all unvested shares and each stock purchase right shall lapse as to all the shares for a period of 15 days after receipt of notice from the Company.

     On July 20, 1999, the Company also adopted an Employee Stock Purchase Plan ("the Purchase Plan"). A total of 200,000 shares of common stock has been reserved for issuance under the purchase plan, plus annual increases equal to the lesser of:

        .   100,000 shares;
        .   1% of the outstanding shares on such a date; or
        .   a lesser amount determined by the board on the first day of each fiscal year.

     The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, contains successive six-month offering periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year, except for the first such offering period which commenced on the first trading day after the effective date of the Company's initial public offering and ends on the last trading day on or before October 31.

     Employees are eligible to participate if they are employed by the Company or any of its participating subsidiaries for at least 20 hours per week and more than five months in any calendar year. However, the following employees may not purchase stock under the Purchase Plan:

        . any employee who immediately after grant owns stock possessing 5% or more of the total combined voting power or value of all classes of capital stock; or

        . any employee whose rights to purchase stock under any of the employee stock purchase plans accrue at a rate that exceeds $25,000 worth of stock for each calendar year.

     Participants may purchase common stock through deductions of up to 10% of the participant's compensation. The maximum number of shares a participant may purchase during a single offering period is 500 shares.

     Amounts deducted and accumulated by the participant will be used to purchase shares of common stock at the end of each offering period. The price of stock purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period and at the end of each offering period.

     The Purchase Plan provides that, in the event of a merger of the Company with or into another corporation or a sale of substantially all of its assets, outstanding options may be assumed or substituted for by the successor corporation. If the successor corporation refuses to assume or substitute for the outstanding options, the offering period then in progress will be shortened and a new exercise date will be set, which will occur before the proposed sale or merger.

     The Purchase Plan will terminate in 2009. The board of directors has the authority to amend or terminate the Purchase Plan, except that no such action may adversely affect any outstanding rights to purchase stock.

                   Independent Auditors' Report on Schedule

The Board of Directors
Efficient Networks, Inc.:

     Under date of July 6, 1999, except as to note 13 which is as of July 20, 1999, we reported on the consolidated balance sheets of Efficient Networks, Inc. and subsidiary as of June 30, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 1999, which are included in the Company's annual report on form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the annual report on form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                         KPMG LLP

     Dallas, Texas
     July 6, 1999

                           EFFICIENT NETWORKS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                     Additions       Additions
                                                     Balance at      charged to      charged to                      Balance at
                                                     Beginning       costs and         other                           end of
Description                                          of period        expenses        accounts       Deductions        period
-------------------------------------------------   -----------      ----------     -----------     ------------    ------------
FOR THE YEAR ENDED JUNE 30, 1999
Allowances Deducted from Assets
 Accounts receivable.............................       $ 15            105              --              --            $120
 Inventories.....................................        150            130              --              --             280
                                                    -----------      ----------     -----------     ------------    ------------
    Total Allowances Deducted from Assets........       $165            235              --              --            $400
                                                    ===========      ==========     ===========     ============    ============

FOR THE YEAR ENDED JUNE 30, 1998
Allowances Deducted from Assets
 Accounts receivable.............................       $ 25             11              --              21            $ 15
 Inventories.....................................         57            124              --              31             150
                                                    -----------      ----------     -----------     ------------    ------------
    Total Allowances Deducted from Assets........       $ 82            135              --              52            $165
                                                    ===========      ==========     ===========     ============    ============

FOR THE YEAR ENDED JUNE 30, 1997
Allowances Deducted from Assets
 Accounts receivable.............................       $ 23              2              --              --            $ 25
 Inventories.....................................         --             57              --              --              57
                                                    -----------      ----------     -----------     ------------    ------------
    Total Allowances Deducted from Assets........       $ 23             59              --              --            $ 82
                                                    ===========      ==========     ===========     ============    ============

                               INDEX TO EXHIBITS



Exhibit
Number
-------
 3.1*   Certificate of Incorporation.
 3.2    Amended and Restated Bylaws.
10.1*   Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2*   1999 Employee Stock Purchase Plan and form of agreements thereunder.
10.3*   1998 Director Option Plan and form of agreements thereunder.
10.4*   Investor's Rights Agreement dated July 30, 1993 executed in connection with the issuance and sale of our Series A Preferred Stock.
10.5*   Amendment No. 1 to the Investors' Rights Agreement dated February 9,
        1994, executed in connection with the issuance and sale of our Series B
        Preferred Stock
10.6*   Amendment No. 2 to the Investors' Rights Agreement dated September 30,
        1994, executed in connection with the issuance and sale of our Series C
        Preferred Stock.
10.7*   Amendment No. 3 to the Investors' Rights Agreement dated September 1,
        1995, executed in connection with the issuance and sale of our Series D
        Preferred Stock.
10.8*   Amendment No. 4 to the Investors' Rights Agreement Dated December 31,
        1996, executed in connection with the issuance and sale of our Series E
        Preferred Stock.
10.9*   Amendment No. 5 to the Investors' Rights Agreement Dated February 17,
        1998, executed in connection with the issuance and sale of our Series F
        Preferred Stock.
10.10*  Amendment No. 6 to the Investors' Rights Agreement Dated June 10, 1998,
        executed in connection with the issuance and sale of our Series G
        Preferred Stock.
10.11*  Amendment No. 7 to the Investors' Rights Agreement Dated January 11,
        1999, executed in connection with the issuance and sale of our Series H
        Preferred Stock.
10.12*  Geico Building Office Lease dated August 19, 1993 by and between
        Government Employees Insurance Company and Efficient.
10.13*  Modification of Geico Office Lease dated May 8, 1995 by and between
        Government Employees Insurance Company and Efficient.
10.14*  Graystone Office Park Lease dated September 8, 1998 by and between Lanny
        Houillion and Efficient.
10.15*  Form of Agreement Regarding Conditional Exercise of Warrant between the
        Registrant, Warrant Holder and Wilson Sonsini Goodrich & Rosati,
        Professional Corporation.
10.16*  Convertible Note Purchase Agreement dated June 22, 1999 by and between
        Covad Investment Corporation, and Efficient.
10.17*  Form of Convertible Promissory Note to be issued to Covad Investment
        Corporation.
10.18*  Amendment No. 8 to the Investor's Rights Agreement dated June 28, 1999, executed in connection with the issuance and sale of a convertible promissory note.
24.1    Power of Attorney (See page 61).
27      Financial Data Schedule.

     _________________________

   * Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-77795) declared effective July 14, 1999.