Form 10-Q
period 1999-09-30
EFFICIENT NETWORKS INC
filed 1999-10-20
CIK 1085061

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                        Commission file number 0-26473

                           EFFICIENT NETWORKS, Inc.
            (Exact name of registrant as specified in its charter)

                Delaware                                   75-2486865
      (State or other jurisdiction of                   (I.R.S. Employer
       Incorporation or organization)                Identification Number)

                            4201 Spring Valley Road
                              Dallas, Texas 75244
             (Address of principal executive office and zip code)

                                (972) 991-3884
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                       YES [X]           NO [_]

     As of October 19, 1999, 37,507,465 shares of the Registrant's common stock were outstanding.

                           Efficient Networks, Inc.

                                   FORM 10-Q
                              September 30, 1999

                                     INDEX

                                                                                                    Page
                                                                                                    ----
Part I Financial Information......................................................................     3

Item 1. Financial Statements......................................................................     3
        Consolidated Balance Sheets at September 30, 1999 (unaudited) and June 30, 1999...........     3
        Consolidated Statements of Operations (unaudited) for the Three Months Ended
               September 30, 1999, and 1998.......................................................     4
        Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended
               September 30, 1999 and 1998........................................................     5
        Notes to Consolidated Financial Statements................................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....    10

Item 3. Qualitative and Quantitative Disclosure about Market Risk.................................    16

        Risk Factors..............................................................................    17

Part II Other Information.........................................................................    29

Item 1. Legal Proceedings.........................................................................    29

Item 2. Changes In Securities and Use of Proceeds.................................................    29

Item 4. Submission of Matters to a Vote of Security Holders.......................................    30

Item 6. Exhibits and Reports on Form 8-K..........................................................    30

Signatures........................................................................................    31

                         PART I Financial Information

Item 1. Financial Statements

                           EFFICIENT NETWORKS, INC.

                          Consolidated Balance Sheets

                       (In thousands, except share data)


                                 Assets                             September 30, 1999        June 30, 1999
                                                                    ------------------        -------------
                                                                       (unaudited)
Current assets:
  Cash and cash equivalents                                               $ 47,456               $  3,604
  Short-term investments                                                     8,663                      -
  Accounts receivable, net of allowance for doubtful
    accounts of $165 and $120 at September 30, 1999                         13,852
    and June 30, 1999, respectively                                                                10,316
  Other receivables                                                          7,110                  2,018
  Inventories                                                                7,326                  5,472
  Other assets                                                               1,051                    241
                                                                          --------               --------
     Total current assets                                                   85,458                 21,651
Furniture and equipment, net                                                 3,187                  2,285
Other assets, net                                                               35                     29
                                                                          --------               --------
                                                                          $ 88,680               $ 23,965
                                                                          ========               ========
                       Liabilities, Redeemable Convertible
                 Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                                        $ 11,184               $  6,122
  Accrued liabilities                                                        2,782                  2,208
  Deferred revenue                                                           2,441                    736
                                                                          --------               --------
     Total current liabilities                                              16,407                  9,066
Long-term debt, net of discount                                                  -                 13,396
Other liabilities                                                               21                     22
                                                                          --------               --------
     Total liabilities                                                      16,428                 22,484
                                                                          --------               --------
Redeemable convertible preferred stock                                           -                 40,495
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, par value $.001 per share, 100,000,000
    shares authorized; 37,482,465 and 4,362,221
    shares issued and outstanding at September 30, 1999 and
     June 30, 1999, respectively                                                37                      4
  Additional paid-in capital                                               150,320                 29,777
  Deferred stock option compensation                                       (16,162)               (14,606)
  Accumulated deficit                                                      (61,943)               (54,189)
                                                                          --------               --------
     Total stockholders' equity (deficit)                                   72,252                (39,014)
                                                                          --------               --------
                                                                          $ 88,680               $ 23,965
                                                                          ========               ========

See accompanying notes to consolidated financial statements.

                           EFFICIENT NETWORKS, INC.

                     Consolidated Statements of Operations

                                  (Unaudited)

                     (In thousands, except per share data)


                                                                Three Months Ended September 30,
                                                              -------------------------------------
                                                                      1999             1998
                                                              ------------------  -----------------
Net revenues                                                      $12,171              $ 1,174
Cost of revenues                                                   11,706                  863
                                                                  -------              -------
     Gross profit                                                     465                  311
                                                                  -------              -------
Operating expenses:
  Sales and marketing                                               2,652                1,168
  Research and development                                          3,053                1,826
  General and administrative                                        1,048                  339
  Stock option compensation                                         1,389                  433
                                                                  -------              -------
     Total operating expenses                                       8,142                3,766
                                                                  -------              -------
     Loss from operations                                          (7,677)              (3,455)
Interest income                                                       597                   87
Interest expense and other, net                                      (674)                  (7)
                                                                  -------              -------

     Net loss                                                     $(7,754)             $(3,375)
                                                                  =======              =======
     Basic and diluted net loss per share of common stock         $  (.25)             $  (.93)
                                                                  =======              =======
     Weighted-average shares of common stock outstanding           30,496                3,713
                                                                  =======              =======


See accompanying notes to consolidated financial statements.

                           EFFICIENT NETWORKS, INC.

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                (In thousands)

                                                                   Three Months Ended September 30,
                                                                --------------------------------------
                                                                        1999              1998
                                                                ------------------  ------------------
Cash flows from operating activities:
 Net loss                                                         $  (7,754)             $  (3,375)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                       240                    179
    Amortization of deferred stock option                             1,389                    433
     compensation
    Accretion of discount on subordinated promissory                    604                      -
     notes
  Changes in operating assets and liabilities:
    Accounts receivable                                              (3,536)                  (191)
    Other receivables                                                (5,092)                     -
    Inventories                                                      (1,854)                   (62)
    Other assets and liabilities                                       (817)                   220
    Accounts payable and accrued liabilities                          5,658                    125
    Deferred revenue                                                  1,705                      -
                                                                  ---------              ---------
  Net cash used in operating activities                              (9,457)                (2,671)
                                                                  ---------              ---------

Cash flows from investing activities:
 Purchase of fixed assets                                            (1,142)                  (596)
 Purchase of investments                                             (8,663)                     -
                                                                  ---------              ---------
  Net cash used for investing activities                             (9,805)                  (596)
                                                                  ---------              ---------

Cash flows from financing activities:
 Principal payments on capital lease obligations                          -                    (11)
 Proceeds from issuance of common stock, net                         63,114                     14
                                                                  ---------              ---------
     Net cash provided by financing activities                       63,114                      3
                                                                  ---------              ---------
Increase in cash and cash equivalents                                43,852                 (3,264)
Cash and cash equivalents at beginning of period                      3,604                  7,607
                                                                  ---------              ---------
Cash and cash equivalents at end of period                        $  47,456              $   4,343
                                                                  =========              =========

See accompanying notes to consolidated financial statements.

                           Efficient Networks, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1999


(1)  Basis of Presentation

          The accompanying unaudited financial data as of and for the quarters ended September 30, 1999 and 1998 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

          In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the three months ended September 30, 1999 have been made. The results of operations for the quarter ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

(2)  Completion of Initial Public Offering

          On July 15, 1999, the Company completed its initial public offering. The Company issued 4.6 million shares of common stock in exchange for gross proceeds of approximately $69 million, before underwriters' discount of $4.8 million and other related expenses of $1.2 million. Upon the completion of the initial public offering, the Company's subordinated promissory notes converted into 3.1 million shares of Series H redeemable convertible preferred stock, the convertible promissory note plus accrued interest converted into .5 million shares of Series I redeemable convertible preferred stock, and all outstanding redeemable convertible preferred stock converted into 28.3 million shares of common stock.

(3)  Earnings Per Share

          Basic and diluted earnings (loss) per share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing income or loss by the weighted average number of shares of the Company's common stock ("Common Stock") outstanding during the period. Diluted earnings per share is determined in the same manners as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and conversion of the Company's redeemable convertible preferred stock ("Preferred Stock"). The diluted earnings per share amount is the same as basic earnings per share because the Company has a net loss in each of the periods presented and the impact of the assumed exercise of the stock options and warrants and the assumed Preferred Stock conversion is antidilutive. Common stock equivalents of 7.0 million and 27.7 million shares for the three months ended September 30, 1999 and 1998, respectively, were excluded from the calculation of diluted earnings per share because of the anti-dilutive effect.

          All outstanding Preferred Stock converted into Common Stock upon the completion of the Company's initial public offering of Common Stock.

          The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):


                                                                                 Three Months Ended
                                                                                    September 30,
                                                                                    -------------
                                                                               1999               1998
                                                                               ----               ----
          Net loss                                                       $   (7,754)        $    (3,375)
               Accretion of issuance costs on redeemable convertible              -                 (88)
               preferred stock                                              -------             -------
          Net loss available to common stockholders                      $   (7,754)        $    (3,463)
                                                                            =======             =======
          Weighted average shares outstanding                                30,496               3,713
                                                                            =======             =======

          Basic and diluted net loss per share                           $     (.25)        $      (.93)
                                                                            =======             =======

(4)  Inventories

          Inventories consisted of the following (in thousands):

                                                                          September 30,     June 30,
                                                                         --------------     --------
                                                                              1999            1999
                                                                              ----            ----
          Raw materials                                                      $1,844          $2,265
          Finished goods                                                      5,482           3,207
                                                                             ------          ------
          Total                                                              $7,326          $5,472
                                                                             ======          ======

(5)  Accrued Liabilities

            Accrued liabilities consisted of the following (in thousands):


                                                       September 30,     June 30,
                                                      ----------------  -----------
                                                            1999           1999
                                                            ----           ----
            Accrued compensation and benefits              $1,041           $1,102
            Other                                           1,741            1,106
                                                           ------           ------
            Total                                          $2,782           $2,208
                                                           ======           ======

(6)  Deferred revenue

     Deferred revenue of $2.4 million at September 30, 1999 primarily relates to shipments of product to customers where title and risk of ownership has passed to the customer, but revenue recognition has been deferred for accounting purposes due to certain stock balancing and right of return privileges granted to the customer. The corresponding receivable of $2.4 million is included in the accounts receivable balance at September 30, 1999.

(7)  Long-term debt

     In January 1999, the Company issued subordinated promissory notes with detachable warrants in exchange for $7.0 million in cash. On April 8, 1999, the Company issued a subordinated promissory note with a detachable warrant in exchange for $2.0 million in cash. The notes bore interest at 10% per annum with interest payable quarterly. The subordinated promissory notes were issued with detachable warrants to purchase an aggregate of 3.1 million shares of the Company's Series H redeemable convertible preferred stock at an exercise price of $2.92 per share. The holders of the subordinated promissory notes had entered into a note repayment and warrant exercise agreement with the Company which stipulated that immediately prior to the closing of an initial public offering, the aggregate $9.0 million principal amount of the notes would be applied toward the aggregate exercise price of the detachable warrants. Accordingly, immediately prior to the closing of the Company's initial public offering on July 15, 1999, the warrants were exercised to purchase the Company's Series H redeemable convertible preferred stock, which shares of preferred stock automatically converted into shares of Common Stock upon completion of the initial public offering.

     On June 28, 1999, the Company issued a convertible promissory note in exchange for $5.0 million in cash. The note bore interest at 8.0% per annum. In accordance with the conversion feature of the note, immediately prior to the closing of the Company's initial public offering, the note automatically converted into .5 million shares of Series I preferred stock at a conversion price $10.09 per share, and such shares of preferred stock automatically converted into shares of Common Stock upon completion of the initial public offering.

(8)  Statements of Cash Flows

     The Company paid cash interest of $.4 million and $0 during the three months ended September 30, 1999 and 1998, respectively. No income taxes were paid during the three months ended September 30, 1999 and 1998. Non-cash financing transactions included the exchange of promissory notes of $13.4 million and related accrued interest for $14.0 million of redeemable convertible preferred stock, and the exchange of redeemable convertible preferred stock of $54.5 million for 28.3 million shares of Common Stock during the three months ended September 30, 1999. No non-cash financing transactions occurred during the three months ended September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations'

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the Risk Factors section in this report and to the risk factors set out in the Company's Annual Report on Form 10-K which describes factors that could cause actual events to differ from those contained in the forward looking statements.

Overview

     We are a worldwide independent developer and supplier of high-speed digital subscriber line, or DSL, customer premises equipment for the broadband access market. Our DSL solutions enable telecommunications and other network service providers to provide high-speed, cost-effective broadband access services over the existing copper wire telephone infrastructure to both business and residential markets. We therefore focus on developing and producing single- and multiple-user DSL customer premises equipment for small- to medium-size businesses, branch offices of large corporations and consumers. Our DSL products enable applications such as high-speed Internet access, electronic commerce, remote access, telecommuting and extensions of corporate networks to branch offices.

     We were incorporated in June 1993. From inception through fiscal 1997, we primarily focused on developing and selling ATM-based products for local area network, or LAN, applications. ATM, or asynchronous transfer mode, is a widely-used transmission technology that breaks data down into individual packets with unique identification and destination addresses and may be used to transmit data, voice and video within a network. During fiscal 1997 we began to leverage our ATM, personal computing environment and networking expertise to develop DSL modem products for high-speed Internet access. Although we continue to sell ATM LAN products, we have largely discontinued further development efforts on such products and are currently focusing on our DSL products. We shipped our first DSL products in the third quarter of fiscal 1998 ended March 31, 1998. Our DSL products accounted for 97% of our net revenues in the first quarter of fiscal 2000 ended September 30, 1999, 87% of our net revenues in fiscal 1999, and less than 3% of net revenues in fiscal 1998. We expect sales of our ATM LAN products to continue to decrease over the next one to two years, and to decrease substantially as a percentage of net revenues during that time.

     We derive our revenues from sales of our SpeedStream family of DSL products and, to a lesser extent, our ATM LAN products. We sell our DSL products primarily to network service providers, network equipment vendors and telephone company-aligned distributors. A significant portion of our net revenues is derived from a relatively small number of large customers, and we expect to continue to be dependent upon them in future periods, although the specific customers may vary from period to period.

     Since inception, a substantial portion of our revenues has been derived from customers located outside of the United States and we expect this trend to continue. Revenues derived from customers outside the United States represented 20% of our net revenues for the quarter ended September 30, 1999, 41% for the fiscal year ended June 30, 1999, and 52% for the fiscal year ended June 30, 1998. We currently maintain a European sales office in Amsterdam and opened an Asian sales office in Singapore in May 1999. We believe that in order to continue growing and attain profitability, we must continue to penetrate international markets.

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

          Our limited operating history in the DSL market makes it difficult to forecast our future operating results. To date, we have not achieved profitability in any quarter or annual period, and as of September 30, 1999, we had an accumulated deficit of $61.9 million. Although our net revenues have grown in recent quarters, we cannot be certain that our net revenues will increase at a rate sufficient to achieve and maintain profitability.

          For the fiscal years 1997, 1998, 1999, and the first quarter of fiscal 2000 ended September 30, 1999 we accrued an aggregate of $21.7 million in deferred stock option compensation. These amounts represent the difference between the exercise price of certain stock options granted during such periods and the deemed fair market value of our common stock at the time of such option grants. We are amortizing the deferred stock option compensation over the vesting periods of the applicable options, which is generally four years. We amortized deferred stock option compensation in the amounts of $1.4 million for the first quarter of fiscal 2000 ended September 30, 1999, and $3.1 million, $1.2 million, and $.7 million in fiscal years 1999, 1998 and 1997, respectively. We expect to amortize the remaining deferred stock option compensation at the rate of approximately $1.4 million per quarter until fully amortized.

Results of Operations

          The following table sets forth, for the periods presented, certain data from Efficient's consolidated statement of operations expressed as a percentage of net revenues.

                                                                   Three Months Ended
                                                                      September 30,
                                                          -----------------------------------
                                                                1999               1998
                                                                ----               ----
Net revenues                                                    100.0%             100.0%
Cost of revenues                                                 96.2               73.5
                                                               ------             ------
     Gross profit                                                 3.8               26.5
                                                               ------             ------
Operating expenses:
  Sales and marketing                                            21.8               99.5
  Research and development                                       25.1              155.5
  General and administrative                                      8.6               28.9
  Stock option compensation                                      11.4               36.9
                                                               ------             ------
     Total operating expenses                                    66.9              320.8
                                                               ------             ------
     Loss from operations                                       (63.1)            (294.3)
Interest income                                                   4.9                7.4
Interest expense and other, net                                  (5.5)              (0.6)
                                                               ------             ------
     Net loss                                                   (63.7)%           (287.5)%
                                                               ======             ======


Net Revenues

     Net revenues consist of product sales, net of allowances for returns. Net revenues increased 937% to $12.2 million for the quarter ended September 30, 1999 from $1.2 million for the comparable quarter in 1998. DSL product revenues increased to $11.8 million for the quarter ended September 30, 1999 compared to $.4 million for the quarter ended September 30, 1998. The increase in DSL product revenues for the quarter ended September 30, 1999 compared to the same period in 1998 reflects the continued market adoption of our DSL products, as well as the addition of new products to the Company's DSL product line. During fiscal 1997, we made the strategic decision to begin focusing on developing our DSL products and, as a result, significantly reduced the level of development and support activities associated with our ATM LAN products. We expect ATM LAN product revenues to continue to decrease over time. Net revenues exclude $2.4 million of deferred revenues primarily related to shipments of product to customers where title and risk of ownership has passed to the customer, but revenue recognition has been deferred for accounting purposes due to certain stock balancing and return rights granted to the customer.

Cost of Revenues

     Cost of revenues consists of amounts paid to third-party contract manufacturers, manufacturing start-up expenses and the personnel and related costs of our manufacturing operation. Cost of revenues increased 1,256% to $11.7 million, or 96.2% of net revenues, for the quarter ended September 30, 1999 from $.9 million, or 73.5% of net revenues, for the quarter ended September 30, 1998. The increase from the quarter ended September 30, 1998 to the comparable period in 1999 reflected the increase in DSL product sales.

     Gross margin represented 3.8% of net revenues for the quarter ended September 30,1999, compared to 26.5% of net revenues for the same period in 1998. These amounts are not comparable due to the shift from ATM LAN products to DSL products. Included in cost of revenue for the quarter ended September 30, 1999 are $1.0 million of one time costs associated with the change in the Company's contract manufacturer. Excluding these one time costs, the gross margin for the quarter ended September 30, 1999 would have been 12.0%.
Our gross margin improved from the .6% gross margin achieved in the quarter ended June 30, 1999 due to manufacturing and other cost efficiencies associated with higher production volumes and the change in contract manufacturer. Although an improvement has been achieved in the current period, gross margin continued to be adversely affected by our efforts to bring our DSL products to market quickly and as we continued to add personnel to our manufacturing operations in anticipation of higher levels of business going forward. We took a number of actions that were designed to bring our DSL products to market quickly, but which also adversely affected our gross margins. These actions included initial volume price discounts for key customers and incremental costs such as manufacturing start-up, expedite and other incremental shipping and handling charges associated with low volume manufacturing. We expect that we will continue to incur higher than normal costs associated with the actions to bring our DSL products to market quickly through at least the end of the second quarter of fiscal 2000 ending December 31, 1999. We do not expect to attain gross margins comparable to those we historically achieved until at least the second half of fiscal 2000 as we continue to focus on quickly bringing our DSL products to market.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of employee salaries, commissions and benefits, advertising, promotional materials and trade show exhibit expenses. Sales and marketing expenses increased 127% to $2.7 million for the quarter ended September 30, 1999, up from $1.2 million for the same period in 1998. The increase in sales and marketing expenses resulted from expanded sales and marketing activities associated with our DSL products. These costs included significant personnel-related expenses associated with increasing the size of our sales and marketing organization, and increased trade show activities and related travel expenses. Sales and marketing expenses represented 21.8% of net revenues for the quarter ended September 30, 1999, and 99.5% of net revenues for the quarter ended September 30, 1998. The decrease in sales and marketing expenses as a percentage of net revenues for the quarter ended September 30, 1999 compared to the same period in 1998 was a result of the increase in DSL revenues. We expect sales and marketing expenses to increase in dollar amount in future periods as we continue to expand our domestic and international sales and marketing organization.

Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts, including third-party consulting and prototyping costs. Research and development expenses increased 67% to $3.1 million for the quarter ended September 30, 1999, up from $1.8 million for the quarter ended September 30, 1998. The substantial increase in research and development spending was primarily a result of increased personnel and related costs associated with an expanded research and development organization in connection with our DSL products. Research and development expenses represented 25.1% of net revenues for the quarter ended September 30, 1999 compared to 155.5% of net revenues for the quarter ended September 30, 1998. The decrease in research and development expenses as a percentage of net revenues for the quarter ended September 30, 1999 compared to the same period in 1998 was a result of the rapid increase in DSL revenues. We expect research and development expenses to increase in dollar amount in future periods as we continue to expand our research and development organization to develop new products and technologies.

General and Administrative Expenses

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and accounting personnel, facility costs, insurance costs and professional fees. General and administrative expenses increased 209% to $1.1 million for the quarter ended September 30, 1999, up from $.3 million for the same period in 1998. The increases in general and administrative spending were primarily a result of increases in headcount associated with building our infrastructure. General and administrative expenses represented 8.6% of net revenues for the quarter ended September 30, 1999, compared to 28.9% of net revenues for the quarter ended September 30, 1998. The decrease in general and administrative expenses as a percentage of net revenues for the quarter ended September 30, 1999 compared to the same period in 1998 was a result of the increase in DSL revenues. We expect general and administrative expenses to increase in dollar amount in future periods as we continue to build our infrastructure and as a result of operating as a publicly-held company.

Stock Option Compensation

     Stock option compensation reflects the difference between the exercise price of stock options granted and the deemed fair market value of our common stock on the dates of grant. A charge of $3.1 million of deferred stock option compensation was recorded in the quarter ended September 30, 1999 in connection with stock option grants made prior to the completion of the Company's initial public offering on July 15, 1999. Amortization of deferred stock option compensation was $1.4 million for the quarter ended September 30, 1999 compared to $.4 million for the quarter ended September 30, 1998. We expect to amortize the deferred stock option compensation at the rate of approximately $1.4 million per quarter until fully amortized. Prior to our initial public offering on July 15, 1999, there was no market for our common stock, and option prices were determined by the Board of Directors based upon numerous factors. Upon review in connection with our initial public offering, it was determined that the fair market value on the date of grant of certain options was higher than originally determined by the Board of Directors. Beginning with our initial public offering, we began pricing options based upon the public market price of our common stock, and do not anticipate accruing additional deferred stock option compensation in future periods.

Interest Income, and Interest Expense and Other, Net

     Interest income consists primarily of interest earned on cash and cash equivalents. Interest income increased for the quarter ended September 30, 1999 from the quarter ended September 30, 1998 as a result of interest earned on the net cash proceeds received in connection with the Company's completion of its initial public offering on July 15, 1999. Interest expense and other, net primarily represents the current period accretion of the discount on subordinated promissory notes through the date of their conversion into preferred stock. In future periods we expect interest income and interest expense and other, net to vary depending upon changes in the amount and mix of interest-bearing investments and short and long-term debt outstanding during each period.

Income Taxes

     From inception through September 30, 1999, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. The Company has significant federal net operating loss carryforwards to offset future taxable income which will begin to expire in varying amounts beginning in

2008. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the recognition of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, a 100% valuation allowance has been recorded. Furthermore, as a result of changes in Efficient's equity ownership resulting from Efficient's redeemable convertible preferred stock and note financings and Efficient's initial public offering, utilization of the net operating losses and tax credits may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

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

     On July 15, 1999, the Company completed an initial public offering. The Company issued 4.6 million shares of common stock and raised $63.0 million in net proceeds. Upon the completion of the initial public offering, the Company's promissory notes converted into redeemable convertible preferred stock, and all outstanding redeemable convertible preferred stock then converted into 28.3 million shares of common stock.

     At September 30, 1999, we had cash and cash equivalents and highly liquid short-term investments of $56.0 million. At September 30, 1999, we did not have a line of credit or other borrowing facility available, nor did we have any material capital commitments.

     Cash used in operating activities for the quarter ended September 30, 1999 was $9.5 million. Cash used in operating activities has primarily represented net investments in working capital and funding of our net losses.

     Cash used in investing activities for the quarter ended September 30, 1999 was $9.8 million. Of this amount, $8.7 million of cash was used to purchase highly liquid short-term investments. In each period, purchases of furniture and equipment related primarily to the purchase of computers and other equipment used in our development activities and other equipment and furniture used in our operations.

     Cash provided by financing activities for the quarter ended September 30, 1999 was $63.1 million, consisting primarily of funds raised from the Company's initial public offering of common stock on July 15, 1999.

     Our future capital requirements will depend upon a number of factors, including the rate of growth of our sales, the timing and level of research and development activities and sales and marketing campaigns. We believe that our cash, cash equivalents and short-term investments will provide sufficient capital to fund our operations at least through the end of fiscal 2000. Thereafter, we may require additional capital to fund our business. In addition, from time to time we may evaluate opportunities to acquire complementary technologies or companies. Should we identify any such opportunities, we may need to raise additional capital to fund the acquisitions. There can be no assurance that financing will be available to us when we need it on favorable terms or at all.

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

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

     The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the Risk Factors section.

     As of September 30, 1999, we had short-term investments of $8.7 million. All of these short-term investments consisted of highly liquid investments with remaining maturities of greater than 90 days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the September 30, 1999 rates would cause the fair value of these short-term investments to change by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

     At September 30, 1999 we did not own any equity investments. Therefore, we did not have any direct equity price risk.

     Substantially all of our revenues are realized currently in U.S. dollars. In addition, we do not maintain significant asset or cash account balances in currencies other than the United States dollar. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

Risk Factors

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this report.

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

 . cost constraints, such as installation costs and space and power requirements at the network service providers' central offices;

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

          We have incurred net losses in every fiscal quarter and annual period since inception and expect to continue to operate at a loss for the foreseeable future. In addition, we had negative cash flow from operations of $9.5 million for the quarter ended September 30, 1999, $23.4 million in fiscal year 1999, and $6.6 million in fiscal year 1998. As of September 30, 1999, we had an accumulated deficit of approximately $61.9 million. Due to our limited operating history and our history of losses, we may never be able to achieve profitability, and even if we do, we may not be able to remain profitable. To achieve profitable operations on a continuing basis, we must successfully design, develop, test, manufacture, introduce, market and distribute our products on a broad commercial basis.

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

          Although deregulation and increasing competition are expanding our potential customer base, a small number of customers has accounted for a large portion of our revenues to date. We sell our DSL products primarily to network service providers, network equipment vendors and telephone company-aligned distributors. For the quarter ended September 30, 1999, sales to four customers, American Communications Supply, Inc., a distributor for Southwestern Bell, America Online, Inc., Innotrac Corporation, a distributor for BellSouth, and Lucent Technologies each represented more than 10% of our net revenues. Sales to none of these customers represented in excess of 10% of our net revenues in the quarter ended June 30, 1999. Our top ten customers for the quarter ended September 30, 1999 represented 95% of our net revenues. We expect to continue to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers, and winning new customers, our business would be harmed.

We derive a substantial amount of our revenues from international sources, and difficulties associated with international operations could harm our business.

          Since inception, a substantial portion of our revenues has been derived from customers located outside of the United States, and we expect this trend to continue. Revenues derived from customers located outside of the United States represented 20% for the quarter ended September 30, 1999, and 41% and 52% of our net revenues for fiscal 1999 and 1998, respectively. We believe that our continued growth and ability to attain profitability will require us to continue to penetrate international markets. If we are unable to successfully overcome the difficulties associated with international operations and maintain and expand our international operations, our business would be harmed. These difficulties include:

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

          Because competition for qualified personnel in the networking equipment and telecommunications industries is intense, we may not be successful in attracting and retaining such personnel. During the quarter ended September 30, 1999, we added 39 employees to our total work force, representing an increase of 31.5% from June 30, 1999. We expect to hire additional personnel in the near future, including direct sales and marketing personnel. There may be only a limited number of people with the requisite skills to serve in those positions, and it may become increasingly difficult to hire these people. In addition, we are actively searching for research and development engineers, who also are in short supply. Our business will be harmed if we encounter delays in hiring additional engineers. Furthermore, competitors and others have in the past and may in the future attempt to recruit our employees. We do not have employment contracts with any of our key personnel. Although we currently maintain key person life insurance on our key personnel, we will not continue to maintain it after the offering.

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


                           Part II Other Information

Item 1.   Legal Proceedings

          The Company is not party to any material legal proceedings.

Item 2.   Changes In Securities and Use of Proceeds

          The Company registered the initial public offering of its common stock, par value $0.001 per share, on a Registration Statement on Form S-1 (File No. 333-77795) which was declared effective on July 14, 1999. The offering closed on July 20, 1999. The managing underwriters of the offering were Credit Suisse First Boston, BancBoston Robertson Stephens and Volpe Brown Whelan & Company. A total of 4,600,000 shares of common stock were sold by the Company in the offering at a price of $15.00 per share, resulting in gross proceeds of $69.0 million. The underwriting discount was $4.8 million and the other expenses related to the offering totaled approximately $1.2 million. From the time of receipt through September 30, 1999, the Company has applied its net proceeds from the offering toward working capital and funding operating losses. Net cash used from the offering for operating expenses totaled $9.5 million, and cash used for investing activities, principally the purchase of highly liquid short-term investments, totaled $9.8 million.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended September 30, 1999.

Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 The following exhibit is filed herewith.

                 27.1 Financial data schedule

          (b)    Reports on Form 8-K - None

                                  Signatures

          In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date: October 20, 1999

                         /s/ Jill S. Manning
                         -----------------------------------------------------
                         Jill S. Manning
                         Vice President, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)