Form 10-Q
period 1999-12-31
EFFICIENT NETWORKS INC
filed 2000-02-14
CIK 1085061

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                                 4849 Alpha Road
                               Dallas, Texas 75244
              (Address of principal executive office and zip code)

                                 (972) 852-1000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                     YES [X] NO [_]

As of February 11, 2000, 48,095,542 shares of the Registrant's common stock were outstanding.

                            Efficient Networks, Inc.

                                    FORM 10-Q
                                December 31, 1999

                                      INDEX

                                                                                                                        Page
                                                                                                                        ----
Part I Financial Information..........................................................................................    3

         Consolidated Balance Sheets at December 31, 1999 (unaudited) and June 30, 1999..............................     3
         Consolidated Statements of Operations (unaudited) for the Three Months Ended December 31, 1999, and 1998....     4
         Consolidated Statements of Operations (unaudited) for the Six Months Ended December 31, 1999, and 1998......     4
         Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended December 31, 1999, and 1998......     5
         Notes to Consolidated Financial Statements..................................................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........................    11

Item 3. Qualitative and Quantitative Disclosure About Market Risk....................................................    19

         Risk Factors................................................................................................    19

Part II Other Information............................................................................................    33

Item 1. Legal Proceedings............................................................................................    33

Item 2. Changes In Securities and Use of Proceeds....................................................................    33

Item 4. Submission of Matters to a Vote of Security Holders..........................................................    34

Item 6. Exhibits and Reports on Form 8-K.............................................................................    34

Signatures...........................................................................................................    35

                         PART I Financial Information

Item 1. Financial Statements

                           EFFICIENT NETWORKS, INC.

                          Consolidated Balance Sheets

                       (In thousands, except share data)


                                 Assets                                         December 31, 1999     June 30, 1999
                                                                                -----------------     -------------
                                                                                (unaudited)
Current assets:
     Cash and cash equivalents

     Short-term investments                                                         $    31,803       $     3,604
     Accounts receivable, net of allowance for doubtful                                   3,983                 -
     accounts of $658 and $120 at December 31, 1999
        and June 30, 1999, respectively                                                  37,219            10,316
     Inventories                                                                         26,424             5,472
     Other assets                                                                         1,344               241
                                                                                    -----------       -----------
          Total current assets                                                          100,773            19,633
Furniture and equipment, net                                                              5,066             2,285
Other assets, net                                                                           231                29
Intangible assets, net of accumulated amortization of $7,358
   at December 31, 1999                                                                 917,171                 -
                                                                                    -----------       -----------
                                                                                    $ 1,023,241       $    21,947
                                                                                    ===========       ===========
                  Liabilities, Redeemable Convertible
           Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
     Accounts payable                                                               $    16,047       $     4,104
     Accrued liabilities                                                                 23,419             2,208
     Deferred revenue                                                                     3,399               736
                                                                                    -----------       -----------
             Total current liabilities                                                   42,865             7,048
Long-term debt, net of discount                                                               -            13,396
Other liabilities                                                                            19                22
                                                                                    -----------       -----------
          Total liabilities                                                              42,884            20,466
                                                                                    -----------       -----------
Redeemable convertible preferred stock                                                  431,550            40,495
Commitments and contingencies Stockholders' equity (deficit):
     Common stock, par value $.001 per share, 100,000,000 shares authorized; 44,834,917 and 4,362,221 shares issued and
      outstanding at December 31, 1999 and June 30, 1999, respectively                       45                 4
     Additional paid-in capital                                                         641,369            29,777
     Deferred stock option compensation                                                 (12,537)          (14,606)
     Accumulated deficit                                                                (80,070)          (54,189)
                                                                                    -----------       -----------
          Total stockholders' equity (deficit)                                          548,807           (39,014)
                                                                                    -----------       -----------
                                                                                    $ 1,023,241       $    21,947
                                                                                    ===========       ===========

See accompanying notes to unaudited consolidated financial statements.

                           EFFICIENT NETWORKS, INC.

                     Consolidated Statements of Operations

                                  (Unaudited)

                     (In thousands, except per share data)

                                                                          Three Months Ended             Six Months Ended
                                                                             December 31,                  December 31,
                                                                     -------------------------       ----------------------
                                                                          1999           1998           1999         1998
                                                                     -------------------------       ----------------------
Net revenues                                                           $ 26,424      $   1,850       $ 38,595      $ 1,850
Cost of revenues                                                         21,219          1,647         32,925        1,647
                                                                     ----------      ---------       --------      -------
          Gross profit                                                    5,205            203          5,670          203
                                                                     ----------      ---------       --------      -------
Operating expenses:
     Sales and marketing                                                  4,849          1,303          7,502        1,303
     Research and development                                             4,318          1,790          7,371        1,790
     General and administrative                                           1,284            411          2,330          411
     Stock option compensation                                            1,219            475          2,608          475
     Amortization of intangibles                                          7,358              -          7,358            -
     In process research and development charge                           4,970              -          4,970            -
                                                                     ----------      ---------       --------      -------
          Total operating expenses                                       23,998          3,979         32,139        3,979
                                                                     ----------      ---------       --------      -------
          Loss from operations                                          (18,793)        (3,776)       (26,469)      (3,776)
Interest income                                                             666             31          1,263           31
Interest expense and other, net                                               -             (1)          (675)          (1)
                                                                     ----------      ---------       --------      -------
          Net loss                                                   $  (18,127)     $  (3,746)      $(25,881)     $(3,746)
                                                                     ==========      =========       ========      =======
          Basic and diluted net loss per share of common stock       $    (0.47)     $   (1.00)      $  (0.75)     $ (1.00)
                                                                     ==========      =========       ========      =======
          Weighted-average shares of common stock outstanding            38,644          3,819         34,570        3,819
                                                                     ==========      =========       ========      =======

See accompanying notes to unaudited consolidated financial statements.

                           EFFICIENT NETWORKS, INC.

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                (In thousands)


                                                                             Six Months Ended December 31,
                                                                          ----------------------------------
                                                                                 1999               1998
                                                                          ----------------   ---------------
Cash flows from operating activities:
   Net loss                                                                 $  (25,881)           $  (7,121)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                              556                  379
        Amortization of deferred stock option
          compensation                                                           2,608                  908
        Accretion of discount on subordinated promissory
          notes                                                                    604                    -
        Amortization of intangible assets                                        7,358
        In process research and development charge                               4,970
     Changes in operating assets and liabilities, net
        of assets and liabilities acquired in
        business combination:
        Accounts receivable                                                    (17,626)              (1,680)
        Inventories                                                            (19,809)                (762)
        Other assets and liabilities                                            (1,151)                 175
        Accounts payable and accrued liabilities                                 6,506                2,046
        Deferred revenue                                                         2,663                    1
                                                                            ----------            ---------
     Net cash used in operating activities                                     (39,202)              (6,054)
                                                                            ----------            ---------
Cash flows from investing activities:
   Purchase of fixed assets                                                     (2,909)                (924)
   Purchase of investments                                                      (3,983)                   -
   Net cash received in connection with purchase of
     FlowPoint Corporation                                                      10,916                    -
                                                                            ----------            ---------
     Net cash provided (used) in investing activities                            4,024                 (924)
                                                                            ----------            ---------
Cash flows from financing activities:
   Principal payments on capital lease obligations                                   -                  (12)
   Proceeds from issuance of common stock, net                                  63,377                   19
                                                                            ----------            ---------
          Net cash provided by financing activities                             63,377                    7
                                                                            ----------            ---------
Increase (decrease) in cash and cash equivalents                                28,199               (6,971)
Cash and cash equivalents at beginning of period                                 3,604                7,607
                                                                            ----------            ---------
Cash and cash equivalents at end of period                                  $   31,803            $     636
                                                                            ==========            =========

See accompanying notes to unaudited consolidated financial statements.

                            Efficient Networks, Inc.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


(1) Basis of Presentation

         The accompanying unaudited financial data as of and for the three months and six months ended December 31, 1999 and 1998 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the three months and six months ended December 31, 1999 have been made. The results of operations for the three months and six months ended December 31, 1999 are not necessarily indicative of the operating results for the full year.


(2) Completion of Initial Public Offering

         On July 15, 1999, the Company completed its initial public offering. The Company issued 4.6 million shares of common stock in exchange for net proceeds of approximately $63.1 million. Upon the completion of the initial public offering, certain outstanding subordinated promissory notes converted into an aggregate of 3.6 million shares of redeemable convertible preferred stock, and all outstanding redeemable convertible preferred stock converted into an aggregate of 28.3 million shares of common stock.


(3) Acquisition

         On November 21, 1999, the Company entered into an agreement with Cabletron Systems, Inc. ("Cabletron") to acquire its wholly-owned subsidiary FlowPoint Corporation ("FlowPoint") from Cabletron. The acquisition was completed on December 17, 1999. The results of operations of FlowPoint have been included in the Company's consolidated statement of operations from the date of acquisition through December 31, 1999.

         The Company financed the acquisition of FlowPoint through the issuance of 7.2 million shares of common stock and 6,300 shares of Series A non-voting redeemable convertible preferred stock. The Series A preferred stock is convertible into an aggregate of 6.3 million shares of common stock and is mandatorily redeemable.

         The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The shares issued to Cabletron for FlowPoint had a fair market value of $924.8 million based upon the market price of $68.50, which represents the Company's average closing sale price for two trading days before and two trading days after the terms of the acquisition were agreed to.

         The total purchase price of $937.9 million, including direct costs of acquisition of $13.1 million, was allocated as follows (in thousands):

           Acquired technology                                  $   21,545
           Assembled workforce                                         940
           Sales channel and customer relationships                 12,930
           In process research and development                       4,970
           Non-compete agreements                                       50
           Excess cost over fair value of net assets acquired 888,729 Fair value of tangible assets acquired, net of
            liabilities assumed                                      8,695
                                                                ----------
                                                                $  937,859
                                                                ==========

         The allocation of acquired technology, assembled workforce, sales channel and customer relationships, in process research and development and non-compete agreements was based upon an independent valuation. The Company wrote off in process research and development immediately upon consummation of the aquisition. In addition, in connection with the FlowPoint acquisition, the Company recorded $924.5 million in intangible assets, of which $7.4 million was amortized in the December quarter and the remainder will be amortized at a rate of approximately $46.2 million per quarter over a five-year period.

         The following pro forma financial information presents a summary of the results of operations as if the acquisition had occurred on July 1, 1998:


                                                 (Unaudited)
                                      -----------------------------------------
                                         Six months ended   Six months ended
                                         December 31, 1999  December 31, 1998
                                        ------------------  -----------------

           Revenues                          $    60,048        $     6,096
           Expenses                              174,371            107,523
                                             -----------        -----------
           Net loss                          $  (114,323)       $  (101,427)
                                             ===========        ===========

           Basic and diluted loss per
           share of common stock             $     (2.74)       $     (9.20)
                                             ===========        ===========
           Shares used in computing
           basic and diluted loss per
           share of common stock                  41,770             11,019
                                             ===========        ===========

(4) Earnings Per Share

         Basic and diluted earnings (loss) per share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing income or loss by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and conversion of the Company's redeemable convertible preferred stock. The diluted earnings per share amount is the same as basic earnings per share because the Company has a net loss in each of the periods presented and the impact of the assumed exercise of the stock options and warrants and the assumed preferred stock conversion is antidilutive. Common stock equivalents of 6.5 million and 27.6 million shares for the three months ended December 31, 1999 and 1998, respectively, and 7.7 million and 27.6 million shares for the six months ended December 31, 1999 and 1998, respectively, were excluded from the calculation of diluted earnings per share because of the antidilutive effect.

         The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):



                                                                   Three Months Ended             Six Months Ended
                                                                      December 31,                  December 31,
                                                                      ------------                  ------------
                                                                  1999            1998           1999           1998
                                                                  ----            ----           ----           ----

         Net loss                                              $ (18,127)      $ (3,746)      $(25,881)     $ (7,121)
                Accretion of issuance costs on redeemable
                convertible preferred stock                            -            (88)             -          (175)
                                                              ----------       --------       --------       -------
         Net loss available to common stockholders              $(18,127)      $ (3,834)      $(25,881)     $ (7,296)
                                                                ========       ========       ========      ========

         Weighted average shares outstanding                      38,644          3,819         34,570         3,766
                                                                ========       --------       ========      --------

         Basic and diluted net loss per share                    $ (0.47)       $ (1.00)       $ (0.75)      $ (1.94)
                                                               =========        =======        =======       =======

(5)      Inventories

         Inventories consisted of the following (in thousands):

                                              December 31,    June 30,
                                              -----------     -------
                                                 1999           1999
                                                 ----           ----
         Raw materials                         $  2,365       $ 2,265
         Finished goods                          24,059         3,207
                                               --------       -------
         Total                                 $ 26,424       $ 5,472
                                               --------       -------



(6) Accrued Liabilities

         Accrued liabilities consisted of the following (in thousands):


                                                   December 31,     June 30,
                                                       1999           1999
                                                       ----           ----
       Accrued compensation and benefits              $  7,813        $1,102
       Accrued acquisition costs                        10,560             -
       Other                                             5,046         1,106
                                                     ---------      ---------

       Total                                          $ 23,419         $2,208
                                                     ---------      ---------



(7) Deferred revenue

         Deferred revenue of $3.4 million at December 31, 1999 primarily relates to shipments of product to customers where title and risk of ownership has passed to the customer, but revenue recognition has been deferred for accounting purposes due to certain stock balancing and right of return privileges granted to the customer. The corresponding receivable of $3.4 million is included in the accounts receivable balance at December 31, 1999.


(8) Long-term debt

         In January 1999, the Company issued subordinated promissory notes with detachable warrants in exchange for $7.0 million in cash. On April 8, 1999, the Company issued a subordinated promissory note with a detachable warrant in exchange for $2.0 million in cash. The notes bore interest at 10% per annum with interest payable quarterly. The subordinated promissory notes were issued with detachable warrants to purchase an aggregate of 3.1 million shares of the Company's redeemable convertible preferred stock at an exercise price of $2.92 per share. In June 1999, the holders of the subordinated promissory notes entered into a note repayment and warrant exercise agreement with the Company which stipulated that immediately prior to the closing of an initial public offering, the aggregate $9.0 million principal amount of the notes would be applied toward the aggregate exercise price of the detachable warrants. Accordingly, immediately prior to the closing of the Company's initial public offering on July 15, 1999, the warrants were exercised to purchase the Company's redeemable convertible preferred stock, which shares of preferred stock automatically converted into shares of common stock upon completion of the initial public offering.

         On June 28, 1999, the Company issued a convertible promissory note in exchange for $5.0 million in cash. The note bore interest at 8.0% per annum. In accordance with the conversion feature of the note, immediately prior to the closing of the Company's initial public offering, the note automatically converted into 497,663 shares of preferred stock at a conversion price $10.09 per share, and such shares of preferred stock automatically converted into shares of common stock upon completion of the initial public offering.


(9) Statements of Cash Flows

         The Company paid cash interest of $400,000 and $0 during the six months ended December 31, 1999 and 1998, respectively. No income taxes were paid during the six months ended December 31, 1999 and 1998. Non-cash financing transactions included the exchange of promissory notes of $13.4 million and related accrued interest for $14.0 million of redeemable convertible preferred stock, and the exchange of redeemable convertible preferred stock of $54.5 million for 28.3 million shares of common stock during the six months ended December 31, 1999. In connection with the acquisition of FlowPoint, the Company exchanged 7.2 million shares of Common Stock and 6,300 shares of redeemable convertible preferred stock for the assets and liabilities of FlowPoint. No non-cash financing transactions occurred during the six months ended December 31, 1998.


(10) Completion of Follow-on Public Offering

         On February 8, 2000 the Company completed a follow-on public offering of 5.75 million shares of common stock. The Company issued 2.75 million shares of common stock in exchange for net proceeds of approximately $182.8 million after deduction of the underwriters' discount and estimated expenses. The selling stockholders sold 3 million shares of common stock. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        We were incorporated in June 1993. From inception through fiscal 1997, we primarily focused on developing and selling ATM-based products for local area network, or LAN, applications. ATM, or asynchronous transfer mode, is a widely-used transmission technology that breaks data down into individual packets with unique identification and destination addresses and may be used to transmit data, voice and video within a network. During fiscal 1997 we began to leverage our ATM, personal computing environment and networking expertise to develop DSL modem products for high-speed Internet access. Although we continue to sell ATM LAN products, we have largely discontinued further development efforts on such products and are currently focusing on our DSL products. We shipped our first DSL products in the third quarter of fiscal 1998. Our DSL products, which accounted for less than 3% of net revenues in fiscal 1998, represented 87.1% of our net revenues in fiscal 1999 and 98.5% of our net revenues in the first six months of fiscal 2000. We expect sales of our ATM LAN products to continue to gradually decrease in absolute amount over the next one to two years, and to decrease substantially as a percentage of net revenues during that time.

        We derive our revenues from sales of our SpeedStream family of DSL products and, to a lesser extent, our ATM LAN products. We sell our DSL products primarily to network service providers, network equipment vendors and telephone company-aligned distributors. For the quarter ended December 31, 1999, sales to three customers, American Communications Supply, Inc., a distributor for Southwestern Bell, Innotrac Corporation, a distributor for BellSouth, and Covad Communications Group, Inc. each represented more than 10% of our net revenues. For the six months ended December 31, 1999, sales to four customers, American Communications Supply, Inc., a distributor for Southwestern Bell, America Online, Inc., Innotrac Corporation, a distributor for BellSouth, and Covad Communications Group, Inc. each represented more than 10% of our net revenues. For the fiscal year ended June 30, 1999, Covad Communications Group, Inc. represented 29.6% of our net revenues, and Soon Cabling Pte, Ltd., a distributor for Daewoo Telecom represented 17.5% of our net revenues. Our top ten customers for the three and six months ended December 31, 1999 accounted for 80.0% and 83.0% of our net revenues, respectively. We expect to continue to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period.

         Since inception, a substantial portion of our revenues has been derived from customers located outside of the United States and we expect this trend to continue. Revenues derived from customers outside the United States represented 23% and 22% of our net revenues for the three and six months ended December 31, 1999, respectively, and 41% and 52% of our net revenues in fiscal 1999 and 1998, respectively. We currently maintain a European sales office in Amsterdam and an Asian sales office in Singapore. We believe that in order to continue growing and attain profitability, we must continue to penetrate international markets. Accordingly, we will need to expand our international operations and hire qualified personnel for these operations.

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

        Our limited operating history in the DSL market makes it difficult to forecast our future operating results. To date, we have not achieved profitability in any quarter or annual period, and as of December 31, 1999, we had an accumulated deficit of $80.1 million. Although our net revenues have grown in recent quarters, we cannot be certain that our net revenues will increase at a rate sufficient to achieve and maintain profitability.

        For the fiscal years 1997, 1998 and 1999 and for the six months ended December 31, 1999, we recorded an aggregate of $21.7 million in deferred stock option compensation. This amount represents the difference between the exercise price of certain stock options granted during such periods and the deemed fair market value of our common stock at the time of such option grants. We are amortizing the deferred stock option compensation over the vesting periods of the applicable options, which is generally four years. We amortized deferred stock option compensation in the amounts of $659,000, $1.2 million, $3.1 million, $1.2 million and $2.6 million in fiscal years 1997, 1998, 1999 and the quarter and six months ended December 31, 1999, respectively. We expect to amortize the remaining deferred stock option compensation at the rate of approximately $1.2 million per quarter until fully amortized.

        On November 21, 1999, the Company entered into an agreement with Cabletron Systems, Inc. to acquire its wholly-owned subsidiary FlowPoint Corporation from Cabletron. The acquisition was completed on December 17, 1999. The results of operations of FlowPoint have been included in the Company's consolidated statement of operations from the date of acquisition through December 31, 1999. The Company financed the acquisition of FlowPoint through the issuance of 7.2 million shares of common stock and 6,300 shares of Series A non-voting redeemable convertible preferred stock. The Series A preferred stock is convertible into an aggregate of 6.3 million shares of common stock and is mandatorily redeemable. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The shares issued to Cabletron for FlowPoint had a fair market value of $924.8 million based upon the market price of $68.50, which represents the Company's average closing sale price for two trading days before and two trading days after the terms of the acquisition were agreed to. In connection with the FlowPoint acquisition, the Company recorded $924.5 million in intangible assets, of which $7.4 million was amortized in the December quarter and the remainder will be amortized at the rate of approximately $46.2 million per quarter over a five-year period. In addition, the Company recorded a one-time write off of $5.0 million of in process research and development incurred in connection with the acquisition of FlowPoint in the December quarter.

Results of Operations

        The following table sets forth, for the periods presented, certain data from Efficient's consolidated statement of operations expressed as a percentage of net revenues.

                                                            Three Months Ended               Six Months Ended
                                                                December 31,                    December 31,
                                                     --------------------------------  --------------------------------
                                                          1999             1998            1999            1998
                                                          ----             ----            ----            ----
Net revenues                                              100.0%           100.0%          100.0%          100.0%
Cost of revenues                                           80.3             89.0            85.3            83.0
                                                     ----------      -----------       ---------       ---------
          Gross profit                                     19.7             11.0            14.7            17.0
                                                     ----------      -----------       ---------       ---------
Operating expenses:
     Sales and marketing                                   18.4             70.4            19.4            81.7
     Research and development                              16.3             96.8            19.1           119.6
     General and administrative                             4.9             22.2             6.0            24.8
     Stock option compensation                              4.6             25.7             6.8            30.0
     Amortization of intangibles                           27.8              0.0            19.1             0.0
     In process research and development charge            18.8              0.0            12.9             0.0
                                                     ----------        ---------       ---------       ---------
          Total operating expenses                         90.8            215.1            83.3           256.1
                                                     ----------        ---------       ---------       ---------
          Loss from operations                            (71.1)          (204.1)          (68.6)         (239.1)
Interest income                                             2.5              1.7             3.3             3.9

Interest expense and other, net                            (0.0)            (0.1)           (1.7)           (0.3)
                                                     ----------        ---------       ---------       ---------

          Net loss                                        (68.6)%         (202.5)%         (67.0)%        (235.5)%
                                                     ==========        =========       =========       =========



Three Months and Six Months Ended December 31, 1999 and 1998

Net Revenues

        Net revenues consist of product sales, net of allowances for returns. Net revenues increased 1,328.3% to $26.4 million for the quarter ended December 31, 1999 from $1.9 million for the comparable quarter in 1998. Net revenues increased 1,176.3% to $38.6 million for the six months ended December 31, 1999 from $3.0 million for the comparable period in 1998. DSL product revenues increased to $26.1 million for the quarter ended December 31, 1999 compared to $1.6 million for the quarter ended December 31, 1998. DSL product revenues increased to $37.9 million for the six months ended December 31, 1999 compared to $2.0 million for the six months ended December 31, 1998. The increase in DSL product revenues for the quarter and six months ended December 31, 1999 compared to the same period in 1998 reflects the continued market adoption of our DSL products, as well as the addition of new products to the Company's DSL product line. Revenues in the December 1999 quarter also benefited from the acquisiton in December 1999 of FlowPoint. Flowpoint contributed $3.0 million to revenues in the quarter. Net revenues exclude $3.4 million of deferred revenues primarily related to shipments of product to customers where title and risk of ownership has passed to the customer, but revenue recognition has been deferred for accounting purposes due to certain stock balancing and return rights granted to the customer.

Cost of Revenues

        Cost of revenues consists of amounts paid to third-party contract manufacturers and the personnel and related costs of our manufacturing operation. Cost of revenues increased 1,188% to $21.2 million, or 80.3% of net revenues, for the quarter ended December 31, 1999 from $1.6 million, or 89.0% of net revenues, for the quarter ended December 31, 1998. Cost of revenues increased 1,211.8% to $32.9 million, or 85.3% of net revenues, for the six months ended December 31, 1999 from $2.5 million, or 83.0% of net revenues, for the six months ended December 31, 1998. The increase from the quarter and six months ended December 31, 1998 to the comparable period in 1999 reflected the increase in DSL product sales.

        Gross margin represented 19.7% of net revenues for the quarter ended December 31, 1999, compared to 11.0% of net revenues for the same period in 1998. Gross margin represented 14.7% of net revenues for the six months ended December 31, 1999, compared to 17.0% of net revenues for the same period in 1998. The 1999 amounts are not comparable to the 1998 amounts due to the shift from ATM LAN products to DSL products. For the quarter ended December 31, 1999, our gross margin improved from the gross margin achieved in the quarter ended September 30, 1999 due to manufacturing and other cost efficiencies associated with higher production volumes and a change in contract manufacturer. Included in cost of revenues for the six months ended December 31, 1999 are $1.0 million of one-time costs associated with a change in the Company's contract manufacturer. Excluding these one-time costs, the gross margin for the six months ended December 31, 1999 would have been 17.3%. Although an improvement has been achieved in the current period, gross margin continued to be adversely affected by our efforts to bring our DSL products to market quickly and as we continued to add personnel to our manufacturing operations in anticipation of higher levels of business going forward. We took a number of actions that were designed to bring our DSL products to market quickly, but which also adversely affected our gross margins. These actions included initial volume price discounts for key customers and incremental costs such as manufacturing start-up, expedite and other incremental shipping and handling charges associated with low volume manufacturing. We expect that we will continue to incur higher than normal costs associated with the actions to bring our DSL products to market quickly.

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of employee salaries, commissions and benefits, advertising, promotional materials and trade show exhibit expenses. Sales and marketing expenses increased 272% to $4.8 million for the quarter ended December 31, 1999, up from $1.3 million for the same period in 1998. Sales and marketing expenses increased 203.6% to $7.5 million for the six months ended December 31, 1999, up from $2.5 million for the same period in 1998. The increase in sales and marketing expenses resulted from expanded sales and marketing activities associated with our DSL products. These costs included significant personnel-related expenses associated with increasing the size of our sales and marketing organization, and increased trade show activities and related travel expenses. Sales and marketing expenses represented 18.4% of net revenues for the quarter ended December 31, 1999, and 70.4% of net revenues for the quarter ended December 31, 1998. Sales and marketing expenses represented 19.4% of net revenues for the six months ended December 31, 1999, and 81.7% of net revenues for the six months ended December 31, 1998. The decrease in sales and marketing expenses as a percentage of net revenues for the quarter and six months ended December 31, 1999 compared to the same period in 1998 was a result of the increase in DSL revenues. We expect sales and marketing expenses to increase in dollar amount in future periods as we continue to expand our domestic and international sales and marketing organization.

Research and Development Expenses

        Research and development expenses consist primarily of personnel and related costs associated with our product development efforts, including third-party consulting and prototyping costs. Research and development expenses increased 141% to $4.3 million for the quarter ended December 31, 1999, up from $1.8 million for the quarter ended December 31, 1998. Research and development expenses increased 103.8% to $7.4 million for the six months ended December 31, 1999, up from $3.6 million for the six months ended December 31, 1998. The increase in research and development spending was primarily a result of increased personnel and related costs associated with an expanded research and development organization in connection with our DSL products. Research and development expenses represented 16.3% of net revenues for the quarter ended December 31, 1999 compared to 96.8% of net revenues for the quarter ended December 31, 1998. Research and development expenses represented 19.1% of net revenues for the six months ended December 31, 1999 compared to 119.6% of net revenues for the six months ended December 31, 1998. The decrease in research and development expenses as a percentage of net revenues for the quarter and six months ended December 31, 1999 compared to the same period in 1998 was a result of the rapid increase in DSL revenues. We expect research and development expenses to increase in dollar amount in future periods as we continue to expand our research and development organization to develop new products and technologies.

General and Administrative Expenses

        General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and accounting personnel, facility costs, insurance costs and professional fees.

General and administrative expenses increased 212% to $1.3 million for the quarter ended December 31, 1999, up from approximately $411,000 for the same period in 1998. General and administrative expenses increased 210.7% to $2.3 million for the six months ended December 31, 1999, up from approximately $750,000 for the same period in 1998. The increases in general and administrative spending were primarily a result of increases in headcount associated with building our infrastructure. General and administrative expenses represented 4.9% of net revenues for the quarter ended December 31, 1999, compared to 22.2% of net revenues for the quarter ended December 31, 1998. General and administrative expenses represented 6.0% of net revenues for the six months ended December 31, 1999, compared to 24.8% of net revenues for the six months ended December 31, 1998. The decrease in general and administrative expenses as a percentage of net revenues for the quarter and six months ended December 31, 1999 compared to the same period in 1998 was a result of the increase in DSL revenues. We expect general and administrative expenses to increase in dollar amount in future periods as we continue to build our infrastructure and as a result of operating as a publicly-held company.

Stock Option Compensation

        Stock option compensation reflects the difference between the exercise price of stock options granted and the deemed fair market value of our common stock on the dates of grant. Amortization of deferred stock option compensation was $1.2 million and $2.6 million for the quarter and six months ended December 31, 1999, respectively, compared to approximately $475,000 and $908,000 for the quarter and six months ended December 31, 1998, respectively. We expect to amortize the deferred stock option compensation at the rate of approximately $1.2 million per quarter until fully amortized. Prior to our initial public offering on July 15, 1999, there was no market for our common stock, and option prices were determined by the Board of Directors based upon numerous factors. Upon review in connection with our initial public offering, it was determined that the fair market value on the date of grant of certain options was higher than originally determined by the Board of Directors. Beginning with our initial public offering, we began pricing options based upon the public market price of our common stock, and do not anticipate accruing additional deferred stock option compensation in future periods.

Amortization of Intangibles and In Process Research and Development

        Amortization of intangibles represents amortization of the intangible assets recorded in connection with the FlowPoint acquisition. The Company recorded $924.5 million in intangible assets, of which $7.4 million was amortized in the quarter ended December 31, 1999. The remainder will be amortized at the rate of approximately $46.2 million per quarter over a five year period. In the quarter ended December 31, 1999, the Company also recorded a one-time write-off of $5.0 million of in process research and development incurred in connection with the FlowPoint acquisition.

Interest Income and Interest Expense and Other, Net

        Interest income consists primarily of interest earned on cash and cash equivalents. Interest income increased for the quarter and six months ended December 31, 1999 from the quarter and six months ended December 31, 1998, as a result of interest earned primarily from the net cash proceeds received in connection with the Company's completion of its initial public offering on July 15, 1999. In future periods we expect interest income and interest expense and other, net to vary depending upon changes in the amount and mix of interest-bearing investments and short and long-term debt outstanding during each period.

Income Taxes

        From inception through December 31, 1999, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. The Company has significant federal net operating loss carryforwards to offset future taxable income which will begin to expire in varying amounts beginning in 2008. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the recognition of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, a 100% valuation allowance has been recorded. Furthermore, as a result of changes in Efficient's equity ownership resulting from Efficient's redeemable convertible preferred stock and note financings and Efficient's initial public offering, utilization of the net operating losses and tax credits may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through the sale of preferred equity securities and, in the second half of fiscal 1999, through borrowings from our investors and others. From inception through June 30, 1999, we raised an aggregate of $40.4 million (net of transaction expenses) from the sale of equity securities and an additional $14.0 million through loan transactions. On July 15, 1999, the Company completed an initial public offering. The Company issued 4.6 million shares of common stock and raised $63.1 million in net proceeds. Upon the completion of the initial public offering, the Company's promissory notes converted into redeemable convertible preferred stock, and all then outstanding redeemable convertible preferred stock converted into 28.3 million shares of common stock.

        At December 31, 1999, we had cash and cash equivalents and highly liquid short-term investments of $35.8 million. At December 31, 1999, we did not have a line of credit or other borrowing facility available, nor did we have any material capital commitments. Future capital commitments include a lease for office space, furniture and equipment for our new corporate headquarters in Dallas, Texas. The lease commences in February 2000 and expires in 2010 with annual lease payments of approximately $2.8 million.

        Cash used in operating activities for the six months ended December 31, 1999 was $39.2 million. Cash used in operating activities has primarily represented increases in inventories and receivables.

        Cash provided by investing activities for the six months ended December 31, 1999 was $4.0 million. $4.0 million of cash was used to purchase highly liquid short-term investments, and $2.9 million of cash was used to purchase fixed assets, which was offset by cash received of $10.9 million in connection with the acquisition of FlowPoint. In each period, purchases of furniture and equipment related primarily to the purchase of computers and other equipment used in our development activities and other equipment and furniture used in our operations.

        Cash provided by financing activities for the six months ended December 31, 1999 was $63.4 million, consisting primarily of funds raised from the Company's initial public offering of common stock on July 15, 1999.

        On February 8, 2000, the Company completed a follow-on public offering. The Company issued 2.75 million shares of common stock in exchange for net proceeds of approximately $182.8 million, after deduction of the underwriters' discount and estimated expenses.

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

Year 2000 Issues

        The year 2000 issues arise from the fact that many currently installed computer systems, software products and other control devices are unable to accept four digit entries to distinguish 21st century dates from 20th century dates.

        Through February 11, 2000, the Company has not experienced any significant issues associated with year 2000 issues.

        We have designed our products to be year 2000 compliant and have not detected any errors or defects associated with year 2000 date functions to date.

        Further, the internal systems used to deliver our services utilize third-party hardware and software. Prior to year end, we completed an internal systems and processes review for year 2000 compliance and we completed our assessment of the year 2000 risks we might encounter, and all identified instances of noncompliance were repaired and tested. We contacted the vendors of these products in order to gauge their year 2000 compliance. Based on these vendors' representations, we believe that the third-party hardware and software we use are year 2000 compliant. We have not experienced any significant year 2000 issues associated with third party hardware and software.

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

        As of December 31, 1999, we had short-term investments of $4.0 million. All of these short-term investments consisted of highly liquid investments with remaining maturities of greater than 90 days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the December 31, 1999 rates would cause the fair value of these short-term investments to change by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

        At December 31, 1999 we did not own any equity investments. Therefore, we did not have any direct equity price risk.

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

        If network service providers do not increase their deployment of DSL services rapidly, we would be unable to sell our products as anticipated, if at all. Factors that impact deployments include: o the demand from end users; o a prolonged approval process, including laboratory tests, technical trials, marketing trials, initial commercial deployment

        . and full commercial deployment; the development of a viable business model for DSL services, including the capability to market, sell, install and maintain DSL services;

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

         .   evolving industry standards for DSL technologies; and o
            domestic and foreign government regulation.

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

         . develop and maintain competitive products that meet changing custo mer demands;

         . enhance our products by adding innovative features that differentiate our products from those of our competitors;

         .   bring products to market on a timely basis;

        .   introduce products that have competitive prices;

        . and respond effectively to new technological changes or new product announcements by others.



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

     We have incurred net losses in every fiscal quarter and annual period since inception and expect to continue to operate at a loss for the foreseeable future. In addition, we had negative cash flow from operations of $39.2 million for the first six months of fiscal 2000. As of December 31, 1999, we had an accumulated deficit of approximately $80.1 million. Due to our limited operating history and our history of losses, we may never be able to achieve profitability, and even if we do, we may not be able to remain profitable. To achieve profitable operations on a continuing basis, we must successfully design, develop, test, manufacture, introduce, market and distribute our products on a broad commercial basis.

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

     Although deregulation and increasing competition are expanding our potential customer base, a small number of customers has accounted for a large portion of our revenues to date. We sell our DSL products primarily to network service providers, network equipment vendors and telephone company-aligned distributors. For the quarter ended December 31, 1999, sales to three customers, American Communications Supply, Inc., a distributor for Southwestern Bell, Innotrac Corporation, a distributor for BellSouth, and Covad Communications Group, Inc. each represented more than 10% of our net revenues. For the six months ended December 31, 1999, sales to four customers, American Communications Supply, Inc., America Online, Inc., Innotrac Corporation, and Covad Communications Group, Inc. each represented more than 10% of our net revenues. Our top ten customers for the quarter ended December 31, 1999 represented 80.0% of our net revenues, compared to 95% for the quarter ended September 30, 1999. For the fiscal year ended June 30, 1999, Covad Communications Group, Inc. represented 29.6% of our net revenues, and Soon Cabling Pte, Lte., a distributor for Daewoo Telecom, represented 17.5% of our net revenues. Our top ten customers in fiscal 1999 accounted for 82.3% of our net revenues. We expect to continue to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers, and winning new customers, our business would be harmed.

We derive a substantial amount of our revenues from international sources, and difficulties associated with international operations could harm our business.

     Since inception, a substantial portion of our revenues has been derived from customers located outside of the United States, and we expect this trend to continue. Revenues derived from customers located outside of the United States represented 23% and 22% of our net revenues for the quarter and six months ended December 31, 1999, and 41% and 52% of our net revenues for fiscal 1999 and 1998, respectively. We believe that our continued growth and ability to attain profitability will require us to continue to penetrate international markets. If we are unable to successfully overcome the difficulties associated with international operations and maintain and expand our international operations, our business would be harmed. These difficulties include:

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

Risks That May Affect Our Ability to Execute Our Business Plans

Our business could be adversely affected if we do not adequately address the risks associated with our recent acquisition of FlowPoint Corporation.

     In December 1999, we completed the acquisition of FlowPoint Corporation. This transaction is accompanied by a number of risks, any of which could adversely affect our business or stock price, including:

     . the difficulty of assimilating the operations and personnel of FlowPoint;

     . the potential disruption of our and FlowPoint's ongoing business and distraction of management;

     . possible unanticipated expenses related to technology and business integration;

     . the potential impairment of relationships with employees and customers as a result of the integration of management; and

     .  potential liabilities associated with FlowPoint.

     In addition, the market price of our common stock could decline as a result of the acquisition if:

     . Efficient does not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial analysts; or

     . the effect of the acquisition on the combined financial results is not consistent with the expectations of financial analysts.

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

     Because competition for qualified personnel in the networking equipment and telecommunications industries is intense, we may not be successful in attracting and retaining such personnel. During 1999, we added 160 employees to our total work force, representing an increase of 133% from December 31, 1998. We expect to hire additional personnel in the near future, including direct sales and marketing personnel. There may be only a limited number of people with the requisite skills to serve in those positions, and it may become increasingly difficult to hire these people. In addition, we are actively searching for research and development engineers, who also are in short supply. Our business will be harmed if we encounter delays in hiring additional engineers. Furthermore, competitors and others have in the past and may in the future attempt to recruit our employees. We do not have employment contracts with any of our key personnel.

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

     If the proceeds of our follow-on offering, which closed on February 8, 2000, together with the proceeds generated from our initial public offering which closed on July 19, 1999, our existing cash balances and cash flow expected from future operations, are not sufficient to meet our liquidity needs, we will need to raise additional funds. If adequate funds are not available on acceptable terms or at all, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures. This inability would harm our business.

We have broad discretion to use the offering proceeds, and we cannot assure you that how we invest these proceeds will yield a favorable return.

     Substantially all of the net proceeds of our follow-on and initial public offerings, which closed on February 8, 2000, and July 19, 1999, respectively, are not allocated for specific uses other than working capital and general corporate purposes. Thus, our management will have broad discretion over how these proceeds are used and could spend most of these proceeds in ways with which the stockholders may not agree. We cannot assure you that the proceeds will be invested to yield a favorable return. See Part II Other Information,
Item 2 "Changes In Securities and Use of Proceeds."

We may engage in future acquisitions that dilute our stockholders, cause us to incur debt and assume contingent liabilities.

     As part of business strategy, we expect to continue to review potential acquisitions that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway with respect to any such acquisitions, we may acquire businesses, products or technologies in the future. In the event of such future acquisitions, we could issue equity securities that would dilute our current stockholders' percentage ownership, incur substantial debt, or assume contingent liabilities.

Such actions by us could seriously harm our results of operations and/or the price of our common stock. Acquisitions also entail numerous other risks which could adversely affect our business, results of operations and financial condition, including:

     . difficulties in assimilating acquired operations, technologies or products;

     . unanticipated costs or capital expenditures associated with the acquisition;

     . acquisition related charges and amortization of acquired technology and other intangibles that could negatively affect our reported results of operations;

     .  diversion of management's attention from our business;

     . adversely affect existing business relationships with suppliers and customers; and

     . failure to successfully integrate these businesses, products, technologies and personnel.

There are substantial shares of common stock eligible for future sale, and such sales may depress our stock price.

     After our follow-on offering, which closed February 8, 2000, we have outstanding approximately 53.8 million shares of common stock after giving pro forma effect to the conversion of all outstanding shares of Series A non-voting convertible redeemable preferred stock issued to Cabletron, of which approximately 14.5 million shares, including the 5,750,000 sold in this offering. The remaining approximately 38.6 million shares of common stock outstanding after this offering will become available for sale in the public market as follows:

      Number of Shares       Date of Availability for Sale
      ----------------       -----------------------------

          3.1 million        April 3, 2000

         23.6 million        May 3, 2000

         11.9 million        At various times thereafter, upon the expiration of
                             respective one-year holding periods.

     If our stockholders sell substantial amounts of common stock in the public market, including shares issuable upon the exercise of outstanding options, the market price of our common stock could fall.

Certain provisions of our charter documents may make acquiring control of our company more difficult for a third party, which could adversely affect our stock's market price or lessen any premium over market price that an acquiror might otherwise pay.

     Our charter documents contain provisions providing for a classified board of directors, eliminating cumulative voting in the election of directors and restricting our stockholders from acting without a meeting. These provisions may make certain corporate actions more difficult and might delay or prevent a change in control and therefore limit the price that new investors will pay for our stock. Further, the board of directors may issue up to 9,993,700 new shares of preferred stock with certain rights, preferences, privileges and restrictions, including voting rights, without any vote by our stockholders. Our existing stockholders may be adversely affected by the rights of this preferred stock. New preferred stock might also be used to make acquiring control more difficult. We have no current plans to issue shares of preferred stock. We will also indemnify officers and directors against losses incurred in legal proceedings to the broadest extent permitted by Delaware law.

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

Item 2. Changes In Securities and Use of Proceeds

     The Company registered the initial public offering of its common stock, par value $0.001 per share, on a Registration Statement on Form S-1 (File No. 333-77795) which was declared effective on July 14, 1999. The offering closed on July 20, 1999. The managing underwriters of the offering were Credit Suisse First Boston, BancBoston Robertson Stephens and Volpe Brown Whelan & Company. A total of 4,600,000 shares of common stock were sold by the Company in the offering at a price of $15.00 per share, resulting in gross proceeds of $69.0 million. The underwriting discount was $4.8 million and the other expenses related to the offering totaled approximately $1.2 million. From the time of receipt through December 31, 1999, the

Company has applied its net proceeds from the offering toward working capital and funding operating losses. Net cash used from the offering for operating activities totaled $39.2 million.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

               The following exhibit is filed herewith.

               27.1 Financial data schedule

     (b)  Reports on Form 8-K

          (i) On December 30, 1999, the Company filed a current report on Form 8-K dated December 17, 1999 pursuant to Item 2 thereof, reporting the acquisition of FlowPoint Corporation.

                                  Signatures

In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2000

                           /s/ Jill S. Manning
                           ---------------------------------
                           Jill S. Manning
                           Vice President, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)