Form 10-Q
period 2000-03-31
EFFICIENT NETWORKS INC
filed 2000-05-12
CIK 1085061

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

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

                           YES [X]            NO [ ]

As of May 9, 2000, 55,198,343 shares of the Registrant's common stock were outstanding.

                           Efficient Networks, Inc.

                                   FORM 10-Q
                                March 31, 2000

                                     INDEX

                                                                                                            Page
                                                                                                            ----
Part I Financial Information................................................................................   3

  Item 1. Financial Statements..............................................................................   3

       Condensed Consolidated Balance Sheets at March 31, 2000 (unaudited) and June 30, 1999...............    3
       Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended
             March 31, 2000, and 1999.......................................................................   4
       Condensed Consolidated Statements of Operations (unaudited) for the Nine Months Ended
             March 31, 2000, and 1999.......................................................................   4
       Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended
             March 31, 2000, and 1999.......................................................................   5
       Notes to Unaudited Condensed Consolidated Financial Statements.......................................   6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations..........................................................................................  11

  Item 3. Qualitative and Quantitative Disclosure About Market Risk.........................................  18

       Risk Factors.........................................................................................  18

Part II Other Information...................................................................................  27

  Item 1. Legal Proceedings.................................................................................  27

  Item 2. Changes In Securities and Use of Proceeds.........................................................  27

  Item 4. Submission of Matters to a Vote of Security Holders...............................................  28

  Item 6. Exhibits and Reports on Form 8-K..................................................................  28

Signatures..................................................................................................  29


                         PART I Financial Information

Item 1. Financial Statements

                           EFFICIENT NETWORKS, INC.

                     Condensed Consolidated Balance Sheets

                       (In thousands, except share data)

                                 Assets                                            March 31, 2000         June 30, 1999
                                                                                   --------------         -------------
                                                                                    (unaudited)
Current assets:
  Cash and cash equivalents                                                            $  351,486              $  3,604
  Short-term investments                                                                  223,248                     -
  Accounts receivable, net of allowance for doubtful
    accounts of $880 and $120 at March 31, 2000                                            67,856
    and June 30, 1999, respectively                                                                              10,316
  Inventories                                                                              38,369                 5,472
  Other assets                                                                              1,867                   241
                                                                                       ----------              --------
     Total current assets                                                                 682,826                19,633
Furniture and equipment, net                                                               14,772                 2,285
Other assets, net                                                                          12,705                    29
Intangible assets, net of accumulated amortization of $53,715 at                          871,380                     -
 March 31, 2000                                                                        ----------              --------
                                                                                       $1,581,683              $ 21,947
                                                                                       ==========              ========
                        Liabilities, Redeemable Convertible
                 Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                                                     $   35,088              $  4,104
  Accrued liabilities                                                                      22,219                 2,208
  Current portion of capital lease obligations                                                513                     -
  Deferred revenue                                                                         11,996                   736
                                                                                       ----------              --------
     Total current liabilities                                                             69,816                 7,048
Convertible subordinated notes                                                            400,000                     -
Capital lease obligations, net of current portion                                           1,643                     -
Long-term debt, net of discount                                                                 -                13,396
Other liabilities                                                                              19                    22
                                                                                       ----------              --------
     Total liabilities                                                                    471,478                20,466
                                                                                       ----------              --------
Redeemable convertible preferred stock                                                    431,550                40,495
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, par value $.001 per share, 200,000,000                                         48                     4
    shares authorized; 48,545,355 and 4,362,221
    shares issued and outstanding at March 31, 2000 and
     June 30, 1999, respectively
  Additional paid-in capital                                                              824,866                29,777
  Deferred stock option compensation                                                      (11,269)              (14,606)
  Accumulated deficit                                                                    (134,990)              (54,189)
                                                                                       ----------              --------
     Total stockholders' equity (deficit)                                                 678,655               (39,014)
                                                                                       ----------              --------
                                                                                       $1,581,683              $ 21,947
                                                                                       ==========              ========

See accompanying notes to unaudited condensed consolidated financial statements.

                           EFFICIENT NETWORKS, INC.

                Condensed Consolidated Statements of Operations

                     (In thousands, except per share data)
                                  (Unaudited)

                                                                          Three Months Ended               Nine Months Ended
                                                                                March 31,                      March 31,
                                                                       ------------------------         ----------------------
                                                                         2000             1999            2000          1999
                                                                       --------         -------         --------      --------
Net revenues                                                           $ 61,749         $ 4,115         $100,344      $  7,139

Cost of revenues                                                         49,093           4,189           82,017         6,699
                                                                       --------         -------         --------      --------
     Gross profit (loss)                                                 12,656             (74)          18,327           440
                                                                       --------         -------         --------      --------
Operating expenses:
  Sales and marketing                                                     9,776           1,385           17,278         3,856
  Research and development                                                8,693           1,930           16,064         5,546
  General and administrative                                              2,993             484            5,324         1,234
  Stock option compensation                                               1,159             991            3,767         1,899
  Amortization of intangibles                                            46,358               -           53,715             -
  In process research and development charge                                  -               -            4,970             -
                                                                       --------         -------         --------      --------
     Total operating expenses                                            68,979           4,790          101,118        12,535
                                                                       --------         -------         --------      --------
     Loss from operations                                               (56,323)         (4,864)         (82,791)      (12,095)
Interest income                                                           2,934              36            4,196           154
Interest expense and other, net                                          (1,531)         (2,126)          (2,206)       (2,134)
                                                                       --------         -------         --------      --------
                                                                       $(54,920)        $(6,954)        $(80,801)     $(14,075)
                                                                       ========         =======         ========      ========
     Net loss
     Basic and diluted net loss per share of common stock              $  (1.17)        $ (1.82)        $  (2.09)     $  (3.77)
                                                                       ========         =======         ========      ========
     Weighted-average shares of common stock outstanding                 47,000           3,870           38,683         3,807
                                                                       ========         =======         ========      ========



See accompanying notes to unaudited condensed consolidated financial statements.

                            EFFICIENT NETWORKS, INC.

                Condensed Consolidated Statements of Cash Flows

                                (In thousands)
                                  (Unaudited)

                                                                                 Nine Months Ended March 31,
                                                                              --------------------------------
                                                                                2000                    1999
                                                                              ---------               --------
Cash flows from operating activities:
 Net loss.......................................................              $ (80,801)              $(14,075)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                                 1,167                    588
    Amortization of deferred stock option                                         3,767                  1,899
     compensation
    Accretion of discount on subordinated promissory                                604                  1,982
     notes
    Amortization of intangible assets                                            53,715                      -
    In process research and development charge                                    4,970                      -
  Changes in operating assets and liabilities, net of assets and liabilities acquired in business combination:
    Accounts receivable                                                         (48,263)                (6,038)
    Inventories                                                                 (31,754)                (3,019)
    Other assets and liabilities                                                (14,148)                   230
    Accounts payable and accrued liabilities                                     23,782                  3,672
    Deferred revenue                                                             11,260                    625
                                                                              ---------               --------
  Net cash used in operating activities                                         (75,701)               (14,136)
                                                                              ---------               --------

Cash flows from investing activities:
 Purchase of fixed assets                                                       (11,017)                (1,314)
 Purchase of investments                                                       (223,248)                     -
 Net cash received in connection with purchase of
  FlowPoint Corporation                                                          10,916                      -
                                                                              ---------               --------
  Net cash used in investing activities                                        (223,349)                (1,314)
                                                                              ---------               --------

Cash flows from financing activities:
 Principal payments on capital lease obligations                                    (53)                   (11)
 Proceeds from issuance of convertible subordinated notes                       400,000                      -
 Proceeds from issuance of promissory notes and warrants                              -                  7,000
 Proceeds from issuance of common stock, net                                    246,985                     48
 Proceeds from issuance of preferred stock                                            -                  5,402
                                                                              ---------               --------
     Net cash provided by financing activities                                  646,932                 12,439
                                                                              ---------               --------
Increase (decrease) in cash and cash equivalents                                347,882                 (3,011)
Cash and cash equivalents at beginning of period                                  3,604                  7,607
                                                                              ---------               --------
Cash and cash equivalents at end of period                                    $ 351,486               $  4,596
                                                                              =========               ========

See accompanying notes to unaudited condensed consolidated financial statements.

                           Efficient Networks, Inc.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000


(1)  Basis of Presentation

     The accompanying unaudited financial data as of and for the three months and nine months ended March 31, 2000 and 1999 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the three months and nine months ended March 31, 2000 have been made. The results of operations for the three months and nine months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.


(2)  Completion of Initial and Follow-on Public Offerings

     On July 15, 1999, the Company completed its initial public offering. The Company issued 4.6 million shares of common stock in exchange for net proceeds of approximately $63.1 million. Upon the completion of the initial public offering, certain outstanding subordinated promissory notes converted into an aggregate of 3.6 million shares of redeemable convertible preferred stock, and all then outstanding redeemable convertible preferred stock converted into an aggregate of 28.3 million shares of common stock.

     On February 8, 2000 the Company completed a follow-on public offering of
     5.75 million shares of common stock of which the Company issued and sold
     2.75 million shares and selling stockholders sold 3.0 million shares. The Company received net proceeds of approximately $183.2 million for the shares issued and sold by it. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.


(3)  Acquisition

     On November 21, 1999, the Company entered into an agreement with Cabletron Systems, Inc. ("Cabletron") to acquire its wholly-owned subsidiary FlowPoint Corporation ("FlowPoint") from

     Cabletron. The acquisition was completed on December 17, 1999. The results of operations of FlowPoint have been included in the Company's consolidated statement of operations from the date of acquisition through March 31, 2000.

     The Company financed the acquisition of FlowPoint through the issuance of
     7.2 million shares of common stock and 6,300 shares of Series A non-voting redeemable convertible preferred stock. The Series A preferred stock was convertible into an aggregate of 6.3 million shares of common stock and was mandatorily redeemable. On April 12, 2000, the Series A preferred stock was converted into 6.3 million shares of common stock.

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

     The total purchase price of $938.7 million, including direct costs of acquisition of $13.9 million, was allocated as follows (in thousands):

          Acquired technology                                                                 $ 21,545
          Assembled workforce                                                                      940
          Sales channel and customer relationships                                              12,930
          In process research and development                                                    4,970
          Non-compete agreements                                                                    50
          Excess cost over fair value of net assets acquired                                   889,630
          Fair value of tangible assets acquired, net of liabilities assumed                     8,589
                                                                                              --------
                                                                                              $938,654
                                                                                              ========

     The allocation of acquired technology, assembled workforce, sales channel and customer relationships, in process research and development and non-compete agreements was based upon an independent valuation. The Company wrote off in process research and development immediately upon consummation of the acquisition. In addition, in connection with the FlowPoint acquisition, the Company recorded $925.1 million in intangible assets, of which $46.4 and $53.7 million was amortized in the three months and nine months ended March 31, 2000, respectively. The remainder will be amortized at a rate of approximately $46.3 million per quarter over a five-year period.

     The following pro forma financial information presents a summary of the results of operations as if the acquisition had occurred on July 1, 1998:

                                                                                       (Unaudited)
                                                                        -----------------------------------------
                                                                        Nine months ended       Nine months ended
                                                                         March 31, 2000          March 31, 1999
                                                                         --------------          --------------
          Revenues                                                        $   121,797              $    15,201
          Expenses                                                            288,528                  122,764
                                                                          -----------              -----------
          Net loss                                                        $  (166,731)             $  (107,563)
                                                                          ===========              ===========

          Basic and diluted loss per share of common stock                $     (3.87)             $     (9.78)
                                                                          ===========              ===========
          Shares used in computing  basic and diluted loss
          per share of common stock                                            43,134                   11,000
                                                                          ===========              ===========

(4)  Earnings Per Share

     Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and conversion of the Company's redeemable convertible preferred stock. The diluted loss per share amount is the same as basic loss per share because the Company has a net loss in each of the periods presented and the impact of the assumed exercise of the stock options and warrants and the assumed preferred stock conversion is antidilutive. Common stock equivalents of 13.2 million and
     31.2 million shares for the three months ended March 31, 2000 and 1999, respectively, and 5.1 million and 28.8 million shares for the nine months ended March 31, 2000 and 1999, respectively, were excluded from the calculation of diluted loss per share because of the antidilutive effect.

     The following table presents the calculation of basic and diluted loss per share (in thousands, except per share amounts):


                                                                       Three Months Ended                 Nine Months Ended
                                                                            March 31,                         March 31,
                                                                            ---------                         ---------
                                                                      2000            1999              2000            1999
                                                                    --------         -------          --------        --------
Net loss                                                            $(54,920)        $(6,954)         $(80,801)       $(14,075)
       Accretion of issuance costs on redeemable
       convertible preferred stock                                         -             (88)                -            (263)
                                                                    --------         -------          --------        --------
Net loss available to common stockholders                           $(54,920)        $(7,042)         $(80,801)       $(14,338)
                                                                    ========         =======          ========        ========
Weighted average shares outstanding                                   47,000           3,870            38,683           3,807
                                                                    ========         =======          ========        ========

Basic and diluted net loss per share                                $  (1.17)        $ (1.82)         $  (2.09)       $  (3.77)
                                                                    ========         =======          ========        ========


(5)  Inventories


     Inventories consisted of the following (in thousands):

                                                   March 31,       June 30,
                                                     2000            1999
                                                     ----            ----
          Raw materials                            $   4,848       $  2,265
          Finished goods                              33,521          3,207
                                                   ---------       --------
          Total                                    $  38,369       $  5,472
                                                   =========       ========

(6)  Accrued Liabilities

     Accrued liabilities consisted of the following (in thousands):


                                                   March 31,       June 30,
                                                   ---------       --------
                                                     2000            1999
                                                     ----            ----
    Accrued compensation and benefits              $   8,488       $  1,102
    Accrued marketing expense                          4,270            286
    Accrued interest expense                           1,333            291
    Other                                              8,128            529
                                                   ---------       --------
    Total                                          $  22,219       $  2,208
                                                   =========       ========

(7)  Deferred Revenue

     Deferred revenue of $12.0 million at March 31, 2000 primarily relates to shipments of product to customers where title and risk of ownership has passed to the customer, but revenue recognition has been deferred due to certain stock balancing and right of return privileges granted to the customer. The corresponding receivable of $11.2 million is included in the accounts receivable balance at March 31, 2000.


(8)  Convertible Subordinated Notes

     On March 7, 2000 the Company issued $400 million of convertible subordinated notes due March 15, 2005. The notes bear interest at an annual rate of 5%. The notes are convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of $181.00 per share. The Company may redeem the notes on or after March 20, 2003 at 101.25% during the period beginning on March 20, 2003 and ending on March 14, 2004, and at 100.00% beginning on March 15, 2004 and thereafter. The notes are unsecured obligations of the Company. Upon a change in control, the noteholders may require the Company to purchase the notes at 100% of the principal amount of the notes plus accrued and unpaid interest. The Company has agreed to file a shelf registration statement with the Securities and Exchange Commission with respect to the notes and the common stock issuable upon conversion of the notes pursuant to a registration rights agreement. Noncompliance with the registration rights agreement will result in an increase in the interest rate on the notes by 0.5% during the period of noncompliance. Estimated issuance costs of $12.6 million, which are included as a deferred charge in other assets, are being amortized over the term of the notes. Accrued interest of $1.3 million as of March 31, 2000 is included in accrued liabilities.


(9)  Long-term Debt

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


(10) Lease Commitments

     The Company entered into an agreement to lease approximately 104,000 square feet of office space for its headquarters in Dallas, Texas. The lease commenced January 28, 2000 and expires on May 1, 2010. Under the terms of the lease, the Company intends to lease an additional 21,000 square feet in June 2000. Including the additional space, the average annual lease payments are approximately $2.7 milliion.

     In connection with the lease of office space for its headquarters, the Company entered into an agreement to lease furniture and fixtures. The lease, which is reflected as a capital lease in the financial statements, commenced in February 2000 and expires in August 2003. The Company recorded a capital lease obligation of approximately $2.2 million in connection with this lease.


(11) Statements of Cash Flows

     The Company paid cash interest of $32,000 and $0 during the nine months ended March 31, 2000 and 1999, respectively. No income taxes were paid during the nine months ended March 31, 2000 and 1999. Non-cash financing transactions included new capital lease obligations of $2.2 million, the exchange of promissory notes of $13.4 million and related accrued interest for $14.0 million of redeemable convertible preferred stock, and the exchange of redeemable convertible preferred stock of $54.5 million for
     28.3 million shares of common stock during the nine months ended March 31, 2000. In connection with the acquisition of FlowPoint, the Company exchanged 7.2 million shares of Common Stock and 6,300 shares of redeemable convertible preferred stock for the assets and liabilities of FlowPoint.
     No non-cash financing transactions occurred during the nine months ended March 31, 1999.

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

     We were incorporated in June 1993. From inception through fiscal 1997, we primarily focused on developing and selling ATM-based products for local area network, or LAN, applications. ATM, or asynchronous transfer mode, is a widely-used transmission technology that breaks data down into individual packets with unique identification and destination addresses and may be used to transmit data, voice and video within a network. During fiscal 1997 we began to leverage our ATM, personal computing environment and networking expertise to develop DSL modem products for high-speed Internet access. Although we continue to sell ATM LAN products, we have largely discontinued further development efforts on such products and are currently focusing on our DSL products. We shipped our first DSL products in the third quarter of fiscal 1998. Our DSL products, which accounted for less than 3% of net revenues in fiscal 1998, represented 87.1% of our net revenues in fiscal 1999 and 98.5% of our net revenues in the first nine months of fiscal 2000. We expect sales of our ATM LAN products to continue to gradually decrease in absolute amount over the next one to two years, and to decrease substantially as a percentage of net revenues during that time.

     We derive our revenues from sales of our SpeedStream family of DSL products and, to a lesser extent, our ATM LAN products. We sell our DSL products primarily to network service providers, network equipment vendors and telephone company-aligned distributors. For the quarter ended March 31, 2000, sales to three customers, SBC Communications, Covad Communications Group, Inc., and Cabletron Systems, Inc. each represented more than 10% of our net revenues. For the nine months ended March 31, 2000, sales to two customers, SBC Communications and Covad Communications Group, Inc. each represented more than 10% of our net revenues. Our top ten customers for the three and nine months ended March 31, 2000 accounted for 94.6% and 86.8% of our net revenues, respectively. We expect to continue to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period.

     Since inception, a substantial portion of our revenues has been derived from customers located outside of the United States and we expect this trend to continue. Revenues derived from customers outside the United States represented 17% and 20% of our net revenues for the three and nine months ended March

31, 2000, respectively, and 29% and 35% of our net revenues for the three and nine months ended March 31, 1999, respectively. We currently maintain a European sales office in Amsterdam and an Asian sales office in Singapore.

     To date, international sales have been denominated solely in U.S. dollars and, accordingly, we have not been exposed to fluctuations in non-U.S. currency exchange rates. In the future, a portion of our international sales may be denominated in currencies other than U.S. dollars, which would then expose us to gains and losses based upon exchange rate fluctuations.

     Our limited operating history in the DSL market makes it difficult to forecast our future operating results. To date, we have not achieved profitability in any quarter or annual period, and as of March 31, 2000, we had an accumulated deficit of $135.0 million. Although our net revenues have grown in recent quarters, we cannot be certain that our net revenues will increase at a rate sufficient to achieve and maintain profitability.

     On November 21, 1999, the Company entered into an agreement with Cabletron Systems, Inc. to acquire its wholly-owned subsidiary FlowPoint Corporation from Cabletron. The acquisition was completed on December 17, 1999. The results of operations of FlowPoint have been included in the Company's consolidated statement of operations from the date of acquisition through March 31, 2000.
The Company financed the acquisition of FlowPoint through the issuance of 7.2 million shares of common stock and 6,300 shares of Series A non-voting redeemable convertible preferred stock. The Series A preferred stock was convertible into an aggregate of 6.3 million shares of common stock and was mandatorily redeemable. On April 12, 2000 the Series A preferred stock was converted into 6.3 millions shares of common stock. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The shares issued to Cabletron for FlowPoint had a fair market value of $924.8 million based upon the market price of $68.50, which represents the Company's average closing sale price for two trading days before and two trading days after the terms of the acquisition were agreed to. In connection with the FlowPoint acquisition, the Company recorded $925.1 million in intangible assets, of which $46.4 million and $53.7 million was amortized in the three and nine months ended March 31, 2000. The remainder will be amortized at the rate of approximately $46.3 million per quarter over a five-year period. In addition, the Company recorded a one-time write off of $5.0 million of in process research and development incurred in connection with the acquisition of FlowPoint in the quarter ended December 31, 1999.

Results of Operations

     The following table sets forth, for the periods presented, certain data from Efficient's consolidated statement of operations expressed as a percentage of net revenues.

                                                                 Three Months Ended                    Nine Months Ended
                                                                      March 31,                             March 31,
                                                             -------------------------             ------------------------
                                                               2000              1999               2000              1999
                                                               ----              ----               ----              ----
Net revenues                                                  100.0%             100.0%             100.0%            100.0%
Cost of revenues                                               79.5              101.8               81.7              93.8
                                                             ------            -------             ------           -------
     Gross profit                                              20.5               (1.8)              18.3               6.2
                                                             ------            -------             ------           -------
Operating expenses:
  Sales and marketing                                          15.8               33.7               17.2              54.0
  Research and development                                     14.1               46.9               16.0              77.7
  General and administrative                                    4.8               11.8                5.3              17.3
  Stock option compensation                                     1.9               24.1                3.8              26.6
  Amortization of intangibles                                  75.1                  -               53.5               0.0
  In process research and development charge                      -                  -                5.0               0.0
                                                             ------            -------             ------           -------
     Total operating expenses                                 111.7              116.5              100.8             175.6
                                                             ------            -------             ------           -------
     Loss from operations                                     (91.2)            (118.3)             (82.5)           (169.4)
Interest income                                                 4.8                0.9                4.2               2.2
Interest expense and other, net                                (2.5)             (51.7)              (2.2)            (29.9)
                                                             ------            -------             ------           -------
                                                              (88.9)%           (169.1)%            (80.5)%          (197.1)%
     Net loss                                                ======            =======             ======           =======


Three and Nine Months Ended March 31, 2000 and 1999

Net Revenues

     Net revenues consist of product sales, net of allowances for returns. Net revenues increased 1,400.6% to $61.7 million for the quarter ended March 31, 2000 from $4.1 million for the comparable quarter in 1999. Net revenues increased 1,305.6% to $100.3 million for the nine months ended March 31, 2000 from $7.1 million for the comparable period in 1999. DSL product revenues increased to $61.3 million for the quarter ended March 31, 2000 compared to $3.6 million for the quarter ended March 31, 1999. DSL product revenues increased to $98.9 million for the nine months ended March 31, 2000 compared to $5.6 million for the nine months ended March 31, 1999. The increase in DSL product revenues for the quarter and nine months ended March 31, 2000 reflects the continued market adoption of our DSL products, as well as the addition of new products to the Company's DSL product line both as a result of internal development efforts as well as through the acquisition in December 1999 of FlowPoint. Net revenues exclude $12.0 million and $625,000 of deferred revenues at March 31, 2000 and 1999, respectively, primarily related to shipments of product to customers where title and risk of ownership has passed to the customer, but revenue recognition has been deferred due to certain stock balancing and return rights granted to the customer.

Cost of Revenues

     Cost of revenues consists of amounts paid to third-party contract manufacturers and the personnel and related costs of our manufacturing operation. Cost of revenues increased 1,072.0% to $49.1 million for the quarter ended March 31, 2000 from $4.2 million for the quarter ended March 31, 1999. Cost of revenues increased 1,124.3% to $82.0 million for the nine months ended March 31, 2000 from $6.7 million for the nine months ended March 31, 1999. The increase from the quarter and nine months ended March 31, 2000 to the comparable period in 1999 reflected the increase in DSL product sales.

     Gross margin represented 20.5% of net revenues for the quarter ended March 31, 2000, compared to (1.8%) of net revenues for the same period in 1999. Gross margin represented 18.3% of net revenues for the nine months ended March 31, 2000, compared to 6.2% of net revenues for the same period in 1999. The 2000 amounts are not comparable to the 1999 amounts due to the shift from ATM LAN products to DSL products. Included in cost of revenues for the nine months ended March 31, 2000 are $1.0 million of one-time costs associated with a change in the Company's contract manufacturer. Excluding these one-time costs, the gross margin for the nine months ended March 31, 2000 would have been 19.3%. For the quarter ended March 31, 2000, our gross margin improved slightly from the gross margin of 19.7% achieved in the quarter ended December 31, 1999. Although an improvement has been achieved in the current period, gross margin continued to be adversely affected by our efforts to bring our DSL products to market. We took a number of actions that were designed to bring our DSL products to market quickly, but which also adversely affected our gross margins. These actions included initial volume price discounts for key customers and incremental costs such as manufacturing start-up, expedite and other incremental shipping and handling charges associated with low volume manufacturing. We also continued to add personnel to our manufacturing operations in anticipation of higher levels of business going forward. Other factors that will affect our gross margin include the product mix sold in any particular period, distribution channels, competitive pressures and levels of volume discounts. We expect that we will continue to incur higher than normal costs associated with the actions to bring our DSL products to market quickly and meet customers' aggressive DSL deployment schedules.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of employee salaries, commissions and benefits, advertising, promotional materials and trade show exhibit expenses. Sales and marketing expenses increased 605.8% to $9.8 million for the quarter ended March 31, 2000, up from $1.4 million for the same period in 1999. Sales and marketing expenses increased 348.1% to $17.3 million for the nine months ended March 31, 2000, up from $3.9 million for the same period in 1999. The increase in sales and marketing expenses resulted from expanded sales and marketing activities associated with our DSL products. These costs included significant personnel-related expenses associated with increasing the size of our sales and marketing organization, and increased trade show activities and related travel expenses. Sales and marketing expenses represented 15.8% of net revenues for the quarter ended March 31, 2000, and 33.7% of net revenues for the quarter ended March 31, 1999. Sales and marketing expenses represented 17.2% of net revenues for the nine months ended March 31, 2000, and 54.0% of net revenues for the nine months ended March 31, 1999. The decrease in sales and marketing expenses as a percentage of net revenues for the quarter and nine months ended March 31, 2000 compared to the same period in 1999 was a result of the increase in DSL revenues. We expect sales and marketing expenses to increase in dollar amount in future periods as we continue to expand our domestic and international sales and marketing organization.

Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts, including third-party consulting and prototyping costs. Research and development expenses increased 350.4% to $8.7 million for the quarter ended March 31, 2000, up from $1.9 million for the quarter ended March 31, 1999. Research and development expenses increased 189.7% to $16.1 million for the nine months ended March 31, 2000, up from $5.6 million for the nine months ended March 31, 1999. The increase in research and development spending was primarily a result of increased personnel and related costs associated with an expanded research and development organization in connection with our DSL products. Research and development expenses represented 14.1% of net revenues for the quarter ended March 31, 2000 compared to 46.9% of net revenues for the quarter ended March 31, 1999. Research and development expenses represented 16.0% of net revenues for the nine months ended March 31, 2000 compared to 77.7% of net revenues for the nine months ended March 31, 1999. The decrease in research and development expenses as a percentage of net revenues for the quarter and nine months ended March 31, 2000 compared to the same period in 1999 was a result of the rapid increase in DSL revenues. We expect research and development expenses to increase in dollar amount in future periods as we continue to expand our research and development organization to develop new products and technologies.

General and Administrative Expenses

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and accounting personnel, human resources, facility costs, insurance costs and professional fees. General and administrative expenses increased 518.4% to $3.0 million for the quarter ended March 31, 2000, up from approximately $484,000 for the same period in 1999. General and administrative expenses increased 331.4% to $5.3 million for the nine months ended March 31, 2000, up from approximately $1.2 million for the same period in 1999. The increases in general and administrative spending were primarily a result of increases in headcount associated with building our infrastructure. General and administrative expenses represented 4.8% of net revenues for the quarter ended March 31, 2000, compared to 11.8% of net revenues for the quarter ended March 31, 1999. General and administrative expenses represented 5.3% of net revenues for the nine months ended March 31, 2000, compared to 17.3% of net revenues for the nine months ended March 31, 1999. The decrease in general and administrative expenses as a percentage of net revenues for the quarter and nine months ended March 31, 2000 compared to the same period in 1999 was a result of the increase in DSL revenues. We expect general and administrative expenses to increase in dollar amount in future periods as we continue to build our infrastructure and as a result of operating as a publicly-held company.

Stock Option Compensation

     Stock option compensation reflects the difference between the exercise price of stock options granted and the deemed fair market value of our common stock on the dates of grant. Amortization of deferred stock option compensation was $1.2 million and $3.8 million for the quarter and nine months ended March 31, 2000, respectively, compared to approximately $991,000 and $1.9 million for the quarter and nine months ended March 31, 1999, respectively. We expect to amortize the deferred stock option compensation at the rate of approximately $1.2 million per quarter until fully amortized. Prior to our initial public offering on July 15, 1999, there was no market for our common stock, and option prices were determined by the Board of Directors based upon numerous factors. Upon review in connection with our initial public offering, it was determined that the fair market value on the date of grant of certain options was higher than originally determined by the Board of Directors. Beginning with our initial public offering, we began pricing options based upon the public market price of our common stock, and do not anticipate accruing additional deferred stock option compensation in future periods.

Amortization of Intangibles and In Process Research and Development

     Amortization of intangibles represents amortization of the intangible assets recorded in connection with the FlowPoint acquisition. The Company recorded $925.1 million in intangible assets, of which $46.4 million and $53.7 million was amortized in the quarter and nine months ended March 31, 2000. The remainder will be amortized at the rate of approximately $46.3 million per quarter over a five year period. In the quarter ended December 31, 1999, the Company also recorded a one-time write-off of $5.0 million of in process research and development incurred in connection with the FlowPoint acquisition.

Interest Income and Interest Expense and Other, Net

     Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income increased for the quarter and nine months ended March 31, 2000 from the quarter and nine months ended March 31, 1999, as a result of interest earned primarily from the net cash proceeds received in connection with the Company's completion of its initial public offering on July 15, 1999, the follow-on public offering on February 8, 2000, and the placement of convertible subordinated notes on March 7, 2000. Interest expense consists primarily of interest incurred on the convertible subordinated notes, as well as interest on capital lease obligations. Interest expense increased for the quarter and nine months ended March 31, 2000 compared to the same periods in 1999 as a result of the subordinated convertible notes and capital lease obligation commitments issued in the quarter ending March 31, 2000. In future periods we expect interest income and interest expense and other, net to vary depending upon changes in the amount and mix of interest-bearing investments and short and long-term debt outstanding during each period.

Income Taxes

     From inception through March 31, 2000, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. The Company has significant federal net operating loss carryforwards to offset future taxable income which will begin to expire in varying amounts beginning in 2008. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the recognition of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, a 100% valuation allowance has been recorded. Furthermore, as a result of changes in Efficient's equity ownership resulting from Efficient's redeemable convertible preferred stock and note financings and Efficient's initial and follow-on public offerings, utilization of the net operating losses and tax credits may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.


Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through the sale of preferred equity securities and, in the second half of fiscal 1999, through borrowings from our investors and others. From inception through June 30, 1999, we raised an aggregate of $40.4 million (net of transaction expenses) from the sale of equity securities and an additional $14.0 million through loan transactions. On July 15, 1999, the Company completed an initial public offering. The Company issued 4.6 million shares of common stock and raised $63.1 million in net proceeds. Upon the completion of the initial public offering, the Company's promissory notes converted into redeemable convertible preferred stock, and all then outstanding redeemable convertible preferred stock converted into 28.3 million shares of common stock. On February 8, 2000, the Company completed a follow-on public offering. The Company issued 2.8 million shares of common stock and raised $182.8 million in net proceeds. On March 7, 2000, the Company completed the private placement of $400 million of convertible subordinated notes. Issuance costs of $12.6 million are being amortized over the term of the notes.

     At March 31, 2000, we had cash and cash equivalents and highly liquid short-term investments of $574.7 million. At March 31, 2000, we did not have a line of credit or other borrowing facility available. Capital commitments include a lease for office space, furniture and equipment for our new corporate headquarters in Dallas, Texas. The office lease commenced in January 2000 and expires in 2010 with annual lease payments of approximately $2.7 million. The furniture and equipment lease commenced in February 2000 and expires in 2003 with annual lease payments of approximately $708,000.

     Cash used in operating activities for the nine months ended March 31, 2000 was $75.7 million. Cash used in operating activities has primarily represented increases in inventories and receivables.

     Cash used in investing activities for the nine months ended March 31, 2000 was $223.3 million. $223.2 million of cash was used to purchase highly liquid short-term investments, and $11.0 million of cash was used to purchase fixed assets, which was offset by cash received of $10.9 million in connection with the acquisition of FlowPoint. In each period, purchases of furniture and equipment related primarily to the purchase of computers and other equipment used in our development activities and other equipment and furniture used in our operations.

     Cash provided by financing activities for the nine months ended March 31, 2000 was $646.9 million, consisting primarily of funds raised from the Company's initial and follow-on public offerings of common stock on July 15, 1999 and February 8, 2000, respectively, as well as the private placement of $400 million of convertible subordinated notes on March 7, 2000.

     Our future capital requirements will depend upon a number of factors, including the rate of growth of our revenues, the timing and level of research and development activities and sales and marketing campaigns. We believe that our cash, cash equivalents and short-term investments will provide sufficient capital to fund our operations at least through the end of fiscal 2001. Thereafter, we may require additional capital to fund our business. In addition, from time to time we may evaluate opportunities to acquire complementary technologies or companies. Should we identify any such opportunities, we may need to raise additional capital to fund the acquisitions. There can be no assurance that financing will be available to us when we need it on favorable terms or at all.

Year 2000 Issues

     The year 2000 issues arise from the fact that many currently installed computer systems, software products and other control devices are unable to accept four digit entries to distinguish 21st century dates from 20th century dates.

     Through May 11, 2000, the Company has not experienced any significant issues associated with year 2000 issues.

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

     As of March 31, 2000, we had short-term investments of $223.2 million. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the March 31, 2000 rates would cause the fair value of these short-term investments to change by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

     At March 31, 2000 we did not own any equity investments. Therefore, we did not have any direct equity price risk.

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

The rate of growth of DSL deployments is likely to decline, and we expect to grow more slowly in future periods than we have in the recent past.

     Our revenues have grown at a quarter-over-quarter sequential rate of approximately 100.3% beginning with our first quarter as a public company which was the fiscal quarter ended September 30, 1999. Although we expect the deployment of DSL services to continue to grow, as the base of DSL subscribers expands, we expect the rate of growth in the marketplace in general, and for our DSL CPE products, to decline from the levels we have seen since our initial public offering. Certain factors, including (1) increased competition from competing technologies, (2) regulatory developments affecting access to the existing infrastructure of copper telephone lines and (3) general economic conditions could cause the market for DSL products and services to grow more slowly than we expect or even to level off. If either of these conditions were to occur, our results of operations could be harmed.

We may not be able to produce sufficient quantities of our products because we obtain certain key components from, and depend on, certain sole-source suppliers. If we are unable to obtain these sole-source components, we would not be able to ship our products in a timely manner and our relationships with our customers could be harmed.

     We obtain certain parts, components and equipment used in our products from sole sources of supply. For example, we obtain certain semiconductor chipsets from Alcatel Microelectronics, Motorola, Inc., Analog Devices, Inc., Texas Instruments Incorporated, and Conexant Systems, Inc. We also rely on Texas Instruments Incorporated, Samsung Semiconductor Inc., and VLSI Technology, Inc. to manufacture our application specific integrated circuits.

     Although we have agreements with many of these component providers, such agreements do not require the vendors to meet our supply demands. In recent periods we have experienced difficulties in obtaining adequate supplies of certain components, particularly chipsets from Alcatel and Motorola. In addition, certain standard components, such as flash memory, have been in short supply and, as a result, have been more expensive than anticipated.

     Although those difficulties have not resulted in revenue shortfalls in prior periods, they have lead to higher costs and to extended delivery times for customer orders. In future periods, we could continue to experience component supply difficulties which could continue to result in higher than anticipated costs, extended delivery cycles and, if sufficiently severe, could cause our revenues to fail to meet analyst expectations. Moreover, to the extent that we experience component supply difficulties and our competitors do not, our customers may elect to move their business to a competitor in order to ensure timely delivery. Recapturing business thus lost may be difficult or impossible. Any of these outcomes could harm our business.

We may not be able to produce sufficient quantities of our DSL products because we depend on third-party manufacturers. If these manufacturers fail to produce our products in a timely manner, our ability to fulfill our customer orders would be adversely impacted.

     We rely upon third parties to manufacture our products and we expect this to continue in the future. Our success therefore depends, in significant part, on our third party manufacturers to cost effectively produce our products in sufficient quantities to meet demand. There are a number of risks associated relying on third-party manufacturers, including the following:

     .  reduced control over delivery schedules;

     .  reduced control over quality and quality assurance;

     .  reduced control over manufacturing yields and costs;

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

Although deregulation and increasing competition are expanding our potential customer base, a small number of customers has accounted for a large portion of our revenues to date. We sell our DSL products primarily to network service providers, network equipment vendors and telephone company-aligned distributors. For the quarter ended March 31, 2000, sales to three customers, SBC Communications, Covad Communications

Group, Inc., and Cabletron Systems, Inc. each represented more than 10% of our net revenues. For the nine months ended March 31, 2000, sales to SBC Communications and Covad Communications Group, Inc. each represented more than 10% of our net revenues. Our top ten customers for the three and nine months ended March 31, 2000 represented 94.6% and 86.8% of our net revenues, respectively. We expect to continue to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers, and winning new customers, our business would be harmed.

Competition within the DSL market is intense and includes numerous well established competitors. If we are unable to compete effectively, our business would be harmed.

     Competition in the DSL customer premises equipment market is intense, and we expect competition to increase. Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than we have. In addition, many of our customers are able to offer the customer a range or products of which CPE is only one element. Customers may prefer to purchase from fewer vendors, and may therefore favor competitors with broader product offerings. If we are unable to compete successfully, our business will be harmed and our results of operations and financial condition would be adversely affected. We cannot assure you that we will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete successfully.

     Competitive pressures could adversely affect us in the following ways:

     . reduce demand for our products if customers shift their purchasing to competitors; or

     . cause us to reduce prices on our existing or future products and thereby adversely affect our gross margins.

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

     From time to time, third parties, including our competitors, have asserted patent, copyright and other intellectual property rights to technologies that are important to us. For example, we have received a letter from IBM indicating that they hold patents on certain aspects of DSL technology, and urging us to begin negotiating a license to the patent. We are evaluating the IBM patents, and have not yet determined whether to seek a license. Even if we elect to pursue a license from IBM, there can be no assurances we would find the license terms acceptable. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the high-speed data access market grows and the functionality of products overlaps.

     Litigation of intellectual property rights can be expensive and require significant management time and attention, even if ultimately successful. Moreover, in the event of an adverse result in any future litigation with third parties relating to proprietary rights, we could be required:

     . to pay substantial damages, including treble damages if we are held to have willfully infringed;

     .  to halt the manufacture, use and sale of infringing products;

     .  to expend significant resources to develop non-infringing technology; or

     .  to obtain licenses to the infringing technology, if available.


Our business could be adversely affected if we do not adequately address the risks associated with acquired technologies or companies.

     As part of business strategy, we expect to continue to review potential acquisitions that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. In December 1999, we acquired Flowpoint
Corporation.   In connection with future acquisitions, we could issue equity securities that would dilute our current stockholders' percentage ownership, incur substantial debt, or assume contingent liabilities. Such actions by us could seriously harm our results of operations and/or the price of our common stock. Acquisitions also entail numerous other risks which could adversely affect our business, results of operations and financial condition, including:

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

     Because competition for qualified personnel in the networking equipment and telecommunications industries is intense, we may not be successful in attracting and retaining such personnel. We are seeking to hire a significant number of additional personnel in the near future, including direct sales and marketing personnel. There may be only a limited number of people with the requisite skills to serve in those positions, and it may become increasingly difficult to hire these people. In addition, we are actively searching for research and development engineers, who also are in short supply. Our business will be harmed if we encounter delays in hiring additional engineers. Furthermore, competitors and others have in the past and may in the future attempt to recruit our employees. We do not have employment contracts with any of our key personnel.

Our operating results in one or more future periods are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to decline.

     Our operating results are likely to fluctuate significantly in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. If our operating results do not meet the expectations of securities analysts or investors, our stock price is likely to decline, potentially dramatically. We cannot assure you that this will not occur because of the numerous factors that could cause our revenues and costs to fluctuate. These factors include the following:

     .  the timing and size of sales of our products and services;

     .  announcements of new products and product enhancements by competitors;

     .  the entry of new competitors into our market, including by acquisition;

     . unexpected delays in introducing new or enhanced products, including manufacturing delays;

     .  the mix and average selling prices of the products we sell;

     .  the volume and average cost of products manufactured; and

     .  the effectiveness of our product cost reduction efforts.

We depend upon network service providers to deploy DSL services in a broad and timely manner, and if they do not, we would be unable to sell our products.

     We sell our products to network service providers who in turn sell them to end users in connection with the service provider's deployment of DSL services. If the network service providers fail to deploy DSL services, we would be unable to sell our products as anticipated, if at all. Factors that impact deployments include:

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

     The market for high-speed broadband access is characterized by rapidly changing customer demands and short product life cycles. If our product development and enhancement efforts take longer than planned, the availability of our products would be delayed. Any such delay could adversely impact our ability to sell our products and our results of operations and financial condition would be adversely affected. Our future success will depend in large part upon our ability to:

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

     In some cases, network equipment vendors, such as Cisco Systems, Inc., sell to our target customers proprietary or unique systems with which our products will not function. In these cases, potential customers that have purchased network equipment that does not function with our DSL customer premises equipment will not purchase our products for those incompatible networks.

     Also, the emergence of new industry standards, whether through adoption by official standards committees or widespread use by our target customers, could require us to redesign our products. If such standards become widespread and our products do not meet these standards, our product sales would decrease, and our business would be harmed. Additionally, the adoption of new standards increases the risk that competitors could more easily develop products that directly compete with our products, which could result in greater competition and pricing pressure.

We may be subject to product returns and product liability claims resulting from defects in our products. Product returns and product liability claims could result in the failure to attain market acceptance of our products and harm our business.

     Our products are complex and may contain undetected defects, errors or failures. The occurrence of any defects, errors or failures could result in delays in installation, product returns and warranty claims beyond that for which we have established reserves. Any of these occurrences could also result in the loss of or delay in market acceptance of our products, either of which would harm our business and adversely affect our operating results and financial condition.

     Although we have not experienced any material product liability claims to date, the sale and support of our products entail the risk of these claims. A successful product liability claim brought against us could be expensive, divert the attention of management from ordinary business activities and, correspondingly, harm our business.

We have incurred net losses since our inception and expect future losses. Accordingly, we may not be able to achieve profitability, and even if we do become profitable, we may not be able to sustain profitability.

     We have incurred net losses in every fiscal quarter and annual period since inception and expect to continue to operate at a loss for the foreseeable future. In addition, we had negative cash flow from operations of $75.7 million for the nine months ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of approximately $135.0 million. Due to our limited operating history and our history of losses, we may never be able to achieve profitability, and even if we do, we may not be able to remain profitable. To achieve profitable operations on a continuing basis, we must successfully design, develop, test, manufacture, introduce, market and distribute our products on a broad commercial basis.


     In addition to the foregoing, in connection with our acquisition of Flowpoint Corporation in December 1999 we recorded approximately $925.1 million of intangible assets, which we are amortizing at the rate of approximately $46.3 million per quarter over a five year period. In addition, in connection with our previously announced but not yet completed acquisition of NetScreen Technologies, Inc. we will record a substantial amount of additional goodwill which will be amortized over a period of five to ten years. This goodwill amortization will adversely affect net income. Therefore, even if we achieve operating profitability, we expect to continue to be unprofitable for a significant additional period.

     Our ability to become operationally profitable will depend on a number of factors, many of which are beyond our control. These factors include:

     . the rate of market acceptance of DSL broadband access in general and the demand for our products in particular;

     . our ability to reduce the manufacturing and component costs of our products;

     . the competitive environment for DSL CPE and the rate at which the prices that we are able to command for our products may decline; and

     . our ability to achieve manufacturing and operational efficiencies as we grow our operations.

     Due to these factors, we cannot forecast with any degree of accuracy when or if we will become operationally profitable or, if we achieve such profitability, that we would be able to sustain it.

We have a short operating history and, as a result, it is difficult to predict our future results of operations.

     We have a short operating history upon which to evaluate our business. We first commenced product shipments in August 1994 and did not introduce DSL products until March 1998. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. You should not expect future revenue growth to be comparable to our recent revenue growth. In addition, we believe that comparing different periods of our operating results is not meaningful, and you should not rely on the results for any period as an indication of our future performance. Investors in our common stock must consider our business and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving markets such as ours.

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

     For these and other reasons, a sale of our products generally requires six to twelve months to complete. Furthermore, the announcement and projected implementation of new standards may affect sales cycles, as network service providers may choose to delay large-scale deployment of DSL services until compliant products are available.

Many competing technologies serve our target market. If the DSL technology upon which our products is based does not succeed as a technological solution for broadband access, we would not be able to sustain or grow our business.

     The market for high-speed data transmission services has several competing technologies which offer alternative solutions, and the demand for DSL services is uncertain in light of this competition. Technologies which compete with DSL are:

     . other access solutions provided by telephone network service providers such as dial-up analog modems, integrated services digital networks
        (ISDN) and T1 services;

     .  broadband wireless technologies; and

     .  broadband cable technologies.

     The introduction of new products based on these or alternative technologies or the emergence of new industry standards could render our products less competitive or obsolete. If any of these events occur, we would be unable to sustain or grow our business.

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



Additional Risk Factors

For a discussion of further risks we face in our business, readers are referred to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999.


                           Part II Other Information

Item 1.  Legal Proceedings

     The Company is not party to any material legal proceedings.

Item 2.  Changes In Securities and Use of Proceeds

     The Company registered the initial public offering of its common stock, par value $0.001 per share, on a Registration Statement on Form S-1 (File No. 333-77795) which was declared effective on July 14, 1999. The offering closed on July 20, 1999. The managing underwriters of the offering were Credit Suisse First Boston Corporation, BancBoston Robertson Stephens and Volpe Brown Whelan & Company. A total of 4,600,000 shares of common stock were sold by the Company in the offering at a price of $15.00 per share, resulting in gross proceeds of $69.0 million. The underwriting discount was $4.8 million and the other expenses related to the offering totaled approximately $1.1 million.

     The Company registered a follow-on public offering of its common stock, pare value $0.001 per share, on a Registration Statement on Form S-1 (File No. 333-94289) which was declared effective on February 2, 2000. The offering closed on February 8, 2000. The managing underwriters of the offering were Credit Suisse First Boston Corporation, FleetBoston Robertson Stephens and Dain Rauscher Incorporated and WR Hambrecht + Co., LLC. A total of 2,750,000 shares of common stock were sold by the Company in the offering at a price of $70.00 per share, resulting in gross proceeds of $192.5 million. The underwriting discount was $8.7 million and the other expenses related to the offering totaled approximately $600,000.

     From the time of receipt through March 31, 2000, the Company has applied its net proceeds from the offerings toward working capital and funding operating losses. Net cash used from the offerings for operating activities totaled $75.7 million for the nine month period ending March 31, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K

     (a)    Exhibits

               The following exhibit is filed herewith.

               27.1 Financial data schedule

     (b)    Reports on Form 8-K

               (i) On March 1, 2000, the Company filed a current report on Form 8-K dated March 1, 2000 pursuant to Item 5 thereof, reporting the Registrant's intention to offer approximately $300 million (excluding over-allotments) of convertible subordinated notes due 2005 to qualified investors.

               (ii) On March 6, 2000, the Company filed a current report on Form 8-K dated March 3, 2000 pursuant to Item 5 thereof, reporting the Registrant's private placement of $350 million (excluding over-allotments) of 5% convertible subordinated notes due 2005.

                                  Signatures

In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: May 12, 2000


                             /s/ Jill S. Manning
                         -----------------------------------------------------
                         Jill S. Manning
                         Vice President, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)