Form 10-Q/A
period 2000-03-31
EFFICIENT NETWORKS INC
filed 2000-07-14
CIK 1085061

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ___________________

                        Commission file number 000-26473

                            EFFICIENT NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                       75-2486865
     State or other jurisdiction of                      (I.R.S. Employer
     Incorporation or organization)                    Identification Number)

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

                            Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.
              --------

              The following exhibits are filed herewith.

                Exhibit       Exhibit Title
                -------       -------------

                              Form of Indenture, dated March 1, 2000, between
                  4.1 the Registrant and State Street Bank and Trust Company of California, N.A.

                              Form of Registration Rights Agreement, dated as of March 1, 2000, by and among the Registrant
                  4.2 and Credit Suisse First Boston Corporation, FleetBoston Robertson Stephens Inc., Dain Rauscher Incorporated and WR Hambrecht + Co, LLC.

                  4.3         Form of Note (included in Exhibit 4.1).

                 27.1         Financial data schedule. *

--------------------

* Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-26473) for the for the fiscal quarter ended March 31, 2000 as filed with the Commission on May 12, 2000.

         (b)  Reports on Form 8-K.
              -------------------

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

Date: July 14, 2000        EFFICIENT NETWORKS, INC.

                            /s/ Jill S. Manning
                           ----------------------------------------------
                           Jill S. Manning
                           Vice President, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

                                 Exhibit Index


                    Exhibit            Exhibit Title
                    -------            -------------

                                       Form of Indenture, dated March 1, 2000,
                      4.1 between the Registrant and State Street Bank and Trust Company of California, N.A.

                                       Form of Registration Rights Agreement,
                                       dated as of March 1, 2000, by and among
                      4.2 the Registrant and Credit Suisse First Boston Corporation, FleetBoston Robertson Stephens Inc., Dain Rauscher Incorporated and WR Hambrecht + Co, LLC.

                      4.3              Form of Note (included in Exhibit 4.1).

                     27.1              Financial data schedule. *

------------------------

* Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q (File No. 000-26473) for the for the fiscal quarter ended March 31, 2000 as filed with the Commission on May 12, 2000.