Form 10-K
period 2000-06-30
EFFICIENT NETWORKS INC
filed 2000-09-21
CIK 1085061

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: June 30, 2000

                                      OR

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

                        Commission File Number 0-26473
                            ----------------------


                           EFFICIENT NETWORKS, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                       75-2486865
----------------------------------------          -----------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification Number)

          4849 Alpha Road
           Dallas, Texas                                       75244
----------------------------------------          ------------------------------
 (address of principal executive offices)                    (zip code)


      Registrant's telephone number, including area code: (972) 852-1000
                                                          --------------
       Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                               $0.001 par value
                               (Title of Class)
                            -----------------------

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

     Yes    X   No_____
           ---

     The aggregate market value of voting stock held by non-affiliates of the registrant as of September 1, 2000, was approximately $1,971,895,506 based upon the last sales price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At September 1, 2000, registrant had outstanding 56,082,436 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference herein.

================================================================================

                               TABLE OF CONTENTS

                                                                             Page
                                                                             ----
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS.............................   1

PART I.......................................................................   1

     ITEM 1.   BUSINESS......................................................   1
     ITEM 2.   PROPERTIES....................................................  20
     ITEM 3.   LEGAL PROCEEDINGS.............................................  20
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  20

PART II......................................................................  21

     ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS...................................  21
     ITEM 6.   SELECTED HISTORICAL CONDENSED FINANCIAL INFORMATION...........  22
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...........................  23
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................  42
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE...........................  42

PART III.....................................................................  43

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............  43
     ITEM 11.  EXECUTIVE COMPENSATION........................................  47
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND...........  52
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  54

PART IV......................................................................  55

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K...................................................  55

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................... F-1

               INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of a number of factors. For a discussion of important factors that could affect our results, please refer to the Business section and to the financial statement line item discussions and Factors Affecting Future Operating Results and Stock Price set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations discussed elsewhere in this Annual Report on Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

Introduction

     Efficient Networks is a worldwide developer and supplier of high-speed digital subscriber line, or DSL, customer premises equipment, or CPE, for the broadband access market. Our DSL solutions enable telecommunications and other communication network service providers to provide high-speed, cost-effective broadband access services over the existing copper wire telephone infrastructure. On December 17, 1999, Efficient completed the acquisition of FlowPoint Corporation, a provider of advanced broadband routers for deployment at customer premises. Additionally, on May 22, 2000, Efficient completed the acquisition of Network Telesystems, Inc., a leading provider of broadband client services software. We believe there is significant demand for high-speed broadband access, especially among business users and consumers who have found alternative solutions to be inadequate or too expensive. We therefore focus on developing and producing single- and multiple-user DSL customer premises equipment for small- to medium-size businesses, branch offices of large corporations and consumers. Our DSL products enable applications such as high-speed Internet access, electronic commerce, remote access, telecommuting and extensions of corporate networks to branch offices.

     Industry Background

     The Growing Need for High-Speed Broadband Communications

     The amount of data being carried over the Internet and private communications networks has grown dramatically and is expected to continue to grow as the number of users accessing these networks increases. The increase in the quantity of data being carried over the Internet and private networks is also being driven by the broadening range of activities for which these networks are being used. In order to enhance their reach to customers and suppliers, businesses are increasingly engaging in mission-critical Internet-based applications, such as electronic commerce, supply chain management, Web hosting, and global marketing and customer support. Businesses also increasingly use the Internet to create secure data networks known as virtual private networks among corporate sites, remote offices and telecommuters. By utilizing the Internet, businesses can streamline internal operations by facilitating employee communications, e-mail, file sharing, and research and analysis. Consumers are also increasingly accessing the Internet to communicate, collect and publish bandwidth intensive information, conduct retail purchases, and access online entertainment. These growing network-dependent activities require the transmission of large amounts of data, which in turn, requires high-speed broadband data access services for end users to obtain the data reliably and within practical time constraints.

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

     In an effort to provide greater bandwidth, telecommunications network service providers have traditionally deployed T1 services. A T1 line is a high-capacity, dedicated telecommunications line which can support data transmissions rates of up to 1.5 million bits per second, or 1.5 Mbps, which is roughly 25 times the speed of analog modems. Although T1 services have helped fill the need for broadband access for large businesses, network service providers have generally been unable to offer T1 services to small businesses, remote offices, telecommuters and consumers as a result of the complexity and high costs of deployment. Because analog and ISDN modem technology fails to satisfy the bandwidth needs of end users, and T1 access is prohibitively expensive, network service providers continue to seek alternatives for providing cost-effective broadband access to both businesses and consumers. Additionally, the continued growth in both the number of analog modem users and their time spent connected to the Internet congests many telephony networks while providing the telephony network service provider with little or no additional revenue.

     Competition is Driving Rapid DSL Deployment

     Until recently, the incumbent local exchange carriers such as Ameritech, BellSouth, Pacific Bell, Southwestern Bell and US West, were the exclusive operators of the last mile. Since analog dialup modems, ISDN and T1 services offered over the incumbent local exchange carriers' networks did not adequately satisfy the demand for cost-effective broadband access for a majority of users, alternative solutions were developed such as broadband wireless and cable access. The deployment of these alternative broadband solutions is now pressuring incumbent local exchange carriers to deliver cost-effective broadband access to their customers.

     In addition, the Federal Telecommunications Act of 1996 intensified the competitive environment because that Act requires incumbent local exchange carriers to lease portions of their networks, including the last mile, to competitive local exchange carriers. As a result, many new companies, long distance telephone companies and Internet service providers have applied for and been granted regulatory approval for competitive local exchange carrier status. Leading competitive local exchange carriers, including Covad Communications, MCI WorldCom, NorthPoint Communications, Rhythms NetConnections and Sprint, are now deploying high-speed services over the copper infrastructure owned by the incumbent local exchange carriers. In response to these competitive pressures and in an effort to increase revenues and maintain their existing customer base, incumbent local exchange carriers are also committing the resources necessary to deploy cost-effective, high-speed data services over their existing copper infrastructure.

     Similar dynamics are occurring internationally. The growth in Internet use, telecommunications deregulation and competition from alternative broadband access technologies have caused foreign telephone network service providers to commit similar resources to broadband access deployment.

     Incumbent local exchange carriers, competitive local exchange carriers and foreign telephone network service providers are deploying DSL technology as the cost-effective broadband access solution. DSL technology utilizes sophisticated data modulation techniques to achieve data transmission at speeds up to 100 times faster than analog modems using the existing copper telephone wires. The equipment needed to enable a DSL link consists of two principal pieces, one in the network operator's central office and one at the premises of the business or consumer. The central office equipment is often called a DSL access multiplexer, commonly known as a DSLAM, which aggregates data traffic from multiple DSL links into a common link which can then be transmitted over a fiber optic network backbone. The CPE and the DSLAM must also interoperate with the rest of the equipment in a given network. DSL can enable cost-effective, high-speed data transmission from the premises of a business or consumer into a DSL network operator's central office where existing high-capacity networks can then carry data to a destination across an Internet or other service provider's network.

     The market for DSL services is expanding rapidly. All major U.S. incumbent local exchange carriers have begun to offer DSL services to their customers directly and through Internet service providers. For example, in October 1999, SBC Communications announced a $6 billion initiative to make DSL service available to an estimated 77 million Americans by the end of 2002. In addition, competitive local exchange carriers are aggressively deploying DSL service. For instance, Covad Communications first announced the availability of its DSL services in the San Francisco Bay Area in December 1997. By the end of 1998, Covad's service was available to over 6 million businesses and homes in five major metropolitan areas, and by the end of 2000, Covad expects to be able to offer DSL service to over 45% of U.S. homes and 50% of U.S. businesses.

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

     The Efficient Solution

     Efficient designs and manufactures the SpeedStream family of DSL CPE and related software as part of an overall solution for high-speed remote access and data transmission. The SpeedStream product line comprises a broad set of access products, including cost-effective single user modems, sophisticated routers for businesses, integrated access devices for combined voice and data service, and software products supporting high-speed access. Our solutions enable DSL deployment, ensure end-to-end interoperability and provide for efficient and cost-effective installation and maintenance.

     Enable DSL Deployments. Efficient enables network service providers to rapidly and cost-effectively deploy DSL services, thereby allowing them to quickly capture market share in today's intensely competitive environment. Efficient's products are specifically targeted to small- to medium-size companies and consumers for applications such as high-speed Internet access, and to large corporations for applications such as remote access, telecommuting and extensions of corporate networks to branch offices. By offering a variety of DSL CPE categories that support DSL types compatible with a diverse set of DSL services, we can provide network service providers with a wide range of options. We can also reduce operational complexity for network service providers by offering a single point of contact for training and support for their DSL CPE.

     Ensure End-To-End Interoperability. Efficient's DSL solutions offer seamless interoperability from the customer's computer through the service providers' network. To ensure this interoperability, Efficient leverages our core technology expertise in combination with our relationships with network service providers, such as Ameritech, BellSouth, Covad Communications, Cable and Wireless HKT, Singapore Telecom and TeleDanmark. We also work closely with other network equipment vendors, such as ADC Telecommunications, Advanced Fibre Communications, Alcatel, Copper Mountain Networks, Ericsson, Lucent Technologies, Nokia, Nortel Networks and Siemens. Since these industry leaders recognize that end-to-end interoperability is a necessary requirement for full scale DSL deployment, network equipment vendors have provided us with early releases of their systems and technologies so that we can ensure that our products will seamlessly interoperate with their systems. Our relationships with network service providers and network equipment vendors enable us to maintain and use one of the most complete DSL interoperability test labs in the industry. In addition, Efficient actively participates in developing industry-wide standards to continue to facilitate end-to-end interoperability.

     Provide for Efficient and Cost-Effective Installation. Efficient offers a full suite of easily installable DSL solutions, including DSL CPE that provides routing and bridging capabilities which connect seamlessly into multiple user environments using a standard networking architecture called Ethernet. For single user environments, Efficient provides internal DSL CPE installed directly into the end user's computer and external CPE that connect to the end user's computer by simply plugging into the computer's universal serial bus (USB) port or Ethernet port. Efficient's internal and universal serial bus modems are supported by Efficient's pre- configurable software which allows the network service provider to configure the CPE for a particular network before the CPE is sent out into the field. Pre-configuration of the CPE obviates the cost and time associated with having installers perform these configuration activities with each end-user installation.

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

     The Efficient Strategy

     Our objective is to be the leading worldwide provider of high-performance broadband access equipment and applications for businesses, remote offices, telecommuters and consumers. Key elements of our strategy include the following:

     Capitalize upon our Early Market Acceptance by Network Service Providers. We intend to leverage our products' early market acceptance to extend our market share. We have been focused on the high-speed network connectivity market for six years and specifically on the DSL market for three years. Our DSL CPE products have been deployed by Ameritech, BellSouth, Covad Communications, Cable and Wireless HKT, Pacific Bell, Singapore Telecom, Southwestern Bell, TeleDanmark and several other network service providers. We work closely with each network service provider, in most cases providing customized software or product packages, as well as dedicated training and support services. A number of other network service providers have begun to test our CPE solutions. We intend to build upon this early acceptance of our products to become the primary provider of DSL CPE to both existing and new network service providers as they deploy their DSL networks.

     Leverage Strategic Relationships with Network Equipment Vendors. We intend to leverage both current and future relationships to continue to promote Efficient in the industry, extend our sales capabilities, increase our volume distribution, and build brand awareness. We believe successful deployment of DSL necessitates close working relationships with network equipment vendors. Since most network equipment vendors do not have complete DSL CPE solutions, they typically bundle and sell their network equipment with third-party CPE solutions. We have established relationships with ADC Telecommunications, AFC, Alcatel, Copper Mountain Networks, Ericsson, Lucent, Nokia, Nortel Networks and Siemens, among others.

     Continued Development of Broadband Access CPE. We intend to continue developing DSL CPE products that enhance the features of our current line as well as create new bundled voice and data access products. We are developing new products based on different physical interfaces, advanced functionality such as integrated voice and data capability, enhanced routing and bridging capabilities, and additional software packages and features. We are continually pursuing techniques to reduce product costs. In developing new technologies and products, we benefit from our relationships with key industry leaders that offer early visibility into market requirements and deployment trends.

     Broaden Distribution Channels. We plan to extend our distribution channels to meet the growing demand for broadband access solutions. When we first deployed our current generation DSL products, we initially targeted incumbent local exchange carriers and network equipment providers in order to secure large contracts, establish credibility in the marketplace and strengthen key network service provider relationships. We have since built a direct sales force to target competitive local exchange carriers, foreign telephone network service providers and Internet service providers as well. Moreover, we are developing alternative distribution channels such as telephone company-aligned distributors, traditional two-tier distribution partners, third-party integrators, and retail partners. We are also expanding our global presence by extending our international direct sales force, securing additional international value-added resellers and establishing retail sales abroad. Finally, we have established a separate sales force whose emphasis is on Internet service providers that deploy broadband services using DSL access. This sales force increases awareness of our company and products, and provides training, collateral and sales incentives for broadband Internet service providers.

     Build the Efficient Brand Name. In addition to increasing brand awareness with network service providers and network equipment vendors, we believe it is critical to establish brand awareness and differentiation from our competitors with end customers through superior performance, ease of use and customer service. We plan to continue building brand awareness of Efficient and SpeedStream to identify us as the leading provider of DSL CPE solutions. In the vast majority of cases, our DSL products, even when deployed by network service providers, carry the Efficient and SpeedStream brand names. In addition, we plan to increase our investments in a broad range of marketing programs, including active trade show participation, advertising in print publications, direct marketing, and Web-based marketing.

     Leverage Strategic Acquisitions to Complement Product & Technology Offerings. In 1999 we acquired FlowPoint Corporation to add advanced broadband routers to our product line for the customer premises equipment market. Products from FlowPoint incorporate a broad range of DSL technologies, including ADSL, SDSL and IDSL. FlowPoint also brought expertise in frame-based customer premises equipment as well in the emerging voice-over-DSL market, and has provided us with several new customer relationships. We also recently acquired Network TeleSystems, Inc. (NTS), which supplies a popular client software package to broadband Internet service providers worldwide. We intend to pursue strategic acquisitions in the future as we identify companies or products that will complement our current product offerings and expand our addressable customer base.

     Products

     Efficient has developed the SpeedStream family of DSL products that enables broadband access for businesses and consumers. Our products are designed to support a number of computer environments, DSL implementations, and network architectures. Our asymmetric DSL, or ADSL, products provide transmission speeds of up to 8 Mbps in the downstream direction from the network to the end user, and up to 1 Mbps in the upstream direction. Our symmetric DSL, or SDSL, products provide equal upstream and downstream speeds of up to 2.3 Mbps. Our SpeedStream products are separated into these product categories:

               . 3000 Series - Designed for the single user and installable into a peripheral component interface, or PCI, bus slot within a personal computer.

               . 4000 Series - Designed for the single user and connected to a personal computer through a universal serial bus port.

               . 5200 Series - Designed to provide simple, zero-setup DSL access for multiple users through an Ethernet port.

               . 5600 Series - Designed to provide basic routing capabilities for a telecommuter or a small office or home office environment.

               . 5700, 5800 Series - Broadband routers designed to provide a comprehensive feature set for a small business or a corporate branch office.

               . 7400, 7800, 8600 Series - Integrated access devices designed to support both high speed data services and multi-line voice services over a single broadband interface.

               . Client software - Software packages that enable broadband access for end users, in conjunction with SpeedStream customer premises products or other broadband devices.

     Efficient also provides a full suite of pre-configuration and diagnostic software tools. Our pre-configuration software enables network service providers to architect scalable DSL services and ensures rapid and reliable installation while reducing or eliminating the need for on-site configuration. Our diagnostic and troubleshooting software, Advanced Status, is designed to reduce a network service provider's expense associated with ongoing maintenance and repair. Our broadband client software also provides a significant diagnostic function for service providers. We believe that these software capabilities can reduce the overall expense for DSL service deployment and maintenance.

     The SpeedStream 3000 Series

     The SpeedStream 3000 Series consists of internal modems that provide high-speed asymmetric DSL connectivity for a personal computer. This product family comprises several distinct products, each designed for compatibility with specific DSLAMs from various network equipment vendors. The SpeedStream 3000 Series incorporates the following features:

          . Installs into any peripheral component interface bus slot;

          . Supports pre-configuration using Efficient software for easy setup;

          . Includes Efficient Advanced Status diagnostic software tools for rapid error diagnosis and correction;

          . Supports prevalent data encapsulation standards to ensure network interoperability with Internet Protocol and ATM networking equipment;

          . Provides ATM functionality that enables reliable data transmission;

          . Offers remote management capability; and

          . Support for a broad range of Microsoft Windows operating systems.

     The SpeedStream 4000 Series

     The SpeedStream 4000 Series consists of external modems that provide high-speed asymmetric DSL connectivity through a personal computer's universal serial bus port. This product family comprises several distinct products, each designed for compatibility with specific DSLAMs from various network equipment vendors. The SpeedStream 4000 Series incorporates the following features:

          . Attaches externally via a personal computer's universal serial bus port;

          . Supports pre-configuration using Efficient software for easy setup;

          . Includes Efficient Advanced Status diagnostic software tools for rapid error diagnosis and correction;

          . Supports prevalent data encapsulation standards to ensure network interoperability with Internet Protocol and ATM networking equipment;

          . Provides ATM functionality that enables reliable data transmission;

          . Offers remote management capability; and

          . Supports a broad range of Microsoft Windows operating systems.

     The SpeedStream 5200 Series

     The SpeedStream 5200 Series provides high-speed remote ADSL or SDSL connectivity for one or more personal computers, workstations or other network devices over a standard networking architecture called Ethernet. This product family comprises multiple products designed to interoperate with DSLAMs from various network equipment vendors. The SpeedStream 5200 Series incorporates the following features:

          . Facilitates cost-effective DSL connectivity for multiple users via a standard Ethernet port;

          . Provides zero setup installation, reducing the time required for installation;

          . Pre-configures for rapid network deployment;

          . Supports prevalent data encapsulation standards to ensure network interoperability with Internet Protocol and ATM networking equipment; and

          . Provides ATM functionality that enables reliable data transmission.

     The SpeedStream 5600 Series

     The SpeedStream 5600 Series provides high-speed remote DSL connectivity for one or more personal computers, workstations or other network devices over a standard networking architecture called Ethernet. This product family comprises multiple products designed to interoperate with DSLAMs from various network equipment vendors. Routing features help provide security, and make more effective use of network bandwidth. The SpeedStream 5600 Series incorporates the following features:

          . Facilitates DSL connectivity for multiple users via a standard
            Ethernet port;

          . Provides routing or bridging capabilities for a telecommuting or small office/home office environment;

          . Pre-configures for rapid network deployment;

          . Supports prevalent data encapsulation standards to ensure network interoperability with Internet Protocol and ATM networking equipment;

          . Provides ATM functionality that enables reliable data transmission;
            and

          . Offers remote management capabilities.

     The SpeedStream 5700 and 5800 Series

     SpeedStream 5700 and 5800 Series routers provide high-speed remote connectivity for one or more personal computers, workstations or other network devices over a standard networking architecture called Ethernet. These routers support three different types of DSL, plus several non-DSL interfaces that can enhance existing DSL modems. Our 5700 and 5800 Series routers incorporate the following features:

       . Facilitates DSL connectivity for multiple users via a standard, integrated Ethernet hub;

       . Provides routing and bridging capabilities for a small business or branch office environment;

       . Pre-configures for rapid network deployment;

       . Supports prevalent data encapsulation standards to ensure network interoperability with Internet Protocol and ATM or packet-based networking equipment;

       . Supports enhanced security and virtual private network capabilities;

       . Provides ATM or packet-based functionality that enables reliable data transmission; and

       . Offers remote management capabilities.


   The SpeedStream 7400, 7800, 8600 Series

   The SpeedStream 7400, 7800 and 8600 Series Integrated Access Devices (IADs) support high-speed data services and multi-line voice services simultaneously over a shared DSL interface. By using a single broadband connection and a single access device, a carrier's costs are often reduced, while revenue potential per customer is increased. Our IAD product line comprises multiple products designed to support a variety of voice lines, and to interoperate with DSLAMs from various network equipment vendors. The SpeedStream IADs incorporate the following features:

       . Facilitates cost-effective DSL connectivity for multiple users via a standard Ethernet port;

       . Pre-configures for rapid network deployment;

       . Supports prevalent data encapsulation standards to ensure network interoperability with Internet Protocol and ATM networking equipment;

       . Provides ATM functionality that enables reliable data transmission;

       . Supports four (7400), eight (7800) or up to 24 (8600) voice interfaces for connection to an end user's telephony equipment; and

       . Supports modular addition of new voice and data interfaces (8600).

   Client Software

   All of our SpeedStream DSL products for single personal computer environments support the ability to be pre-configured for specific DSL networks. SpeedStream software allows a network service provider to select configuration settings for the CPE that match its specific network. This CPE pre-configuration allows a network operator the flexibility to choose network settings unique to the network's service offerings, without requiring an end user or an installation technician to individually configure each unit. Thus, by setting the attributes for DSL, ATM and data encapsulation prior to installation of the CPE, the speed of DSL equipment installation is increased. We believe that this ability to pre-configure DSL CPE provides cost savings for network service providers and allows them to scale their DSL service offerings rapidly and reliably. We also offer broadband client software that supports a commonly used remote access protocol known as the Point-to-Point Protocol over Ethernet. This client capability allows Internet Service Providers to take advantage of their existing systems for user authentication, address management and billing. Our client software also acts as a platform to enable management of CPE and network connections, and enables Internet service providers to offer value-added services to users.

     Advanced Status Software

     All SpeedStream DSL products for single-user environments include embedded diagnostic and troubleshooting software called Advanced Status. During normal network conditions, the end user is unaware that this software is operating. However, if network degradation or failure occurs, a customer service representative can work with the end user to diagnose and isolate problems with the DSL link, the CPE or the network itself. Advanced Status software provides information such as status indications and performance statistics for DSL, ATM and packet communication layers. This information helps identify problems and determine whether they must be solved at the central office or the customer premises. Our broadband client software also provides status and diagnostic information that help service providers rapidly identify and resolve problems for their customers. These software components minimize the need to send a technician to the customer premises and speeds troubleshooting and repair. We believe that our client software reduces the overall expense of DSL service.

     Products under Development

     Efficient continually develops new products, and enhances existing products. Significant areas of new development include:

       . Integrated access devices that enable simultaneous data and multi-line voice services over a single, shared DSL connection.

       . New routing platforms and software feature sets, intended for use in business and enterprise applications.

       . Client software, to enable rapid deployment and diagnosis of broadband services, to enhance end user security, and to assist in ongoing management of the services.

       . Cost reductions and performance enhancements, intended to improve overall profitability and performance of our products.

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

       . Integrated Voice and Data

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

     Asynchronous Transfer Mode and Data Encapsulation Techniques Expertise

     Our SpeedStream CPE products employ our own ATM hardware and software technology. ATM technology enables multiple communication sessions to occur simultaneously and bursty packet traffic to coexist with delay-sensitive traffic such as voice or video information. In order to allow this data to be carried across an ATM network, it must be formatted into fixed-size ATM cells, a technique known as data encapsulation. ATM and data encapsulation permit a common network infrastructure to offer diverse services. There are numerous data encapsulation techniques which network service providers, Internet service providers or other network operators may implement.

     We have been able to implement these numerous ATM and data encapsulation techniques because of our prior experience in designing, manufacturing, and commercializing ATM LAN equipment. Key pieces of silicon and software technology were reused from these products to enable rapid development of our SpeedStream CPE. We believe that this intellectual property, as well as the ATM networking expertise associated with it, represents one of our key competitive advantages.

     Software Expertise

     Our software engineers have expertise in developing code that addresses the needs of network service providers. Our modular software architecture enables reuse of much of our software code across products. This modularity also enables rapid development of new products. Our knowledge of network operation and architectures and data encapsulation techniques allows us to write software that ensures that our products are interoperable with other network equipment vendors' products. In addition, our understanding of various operating systems and personal computer environments allows us to create software that provides for trouble-free installation and network maintenance. Our software engineers also design, build and operate comprehensive testing environments to ensure not only that our products are interoperable, but also offer high performance.

     Efficient has developed a suite of software for our single-user SpeedStream products that enables communication in a personal computer environment. This software is commonly called a "driver" and allows application software, such as e-mail or a Web browser, to send and receive data over the DSL network link, just as it would over a modem or a LAN connection. By building upon software source code and skills developed for ATM LAN products, Efficient is able to support a number of diverse personal computer environments. To date, Efficient has leveraged our software expertise to develop and release high-performance, rapidly installing drivers for our SpeedStream 3000 and 4000 Series products. This software is interoperable with numerous brands and models of personal computers, and with several diverse versions of the Microsoft Windows operating system.

     In addition, Efficient works closely with network service providers to create software specific to their networks, which allows them to rapidly and reliably deploy and maintain DSL service. Efficient also provides broadband client software, which enables Internet service providers to offer broadband services without making the authentication and billing infrastructure from their dial-up services obsolete.

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

     Integrated Voice and Data Expertise

     Efficient's integrated access products provide data services such as routing and bridging, as well as multi-line voice services, over a shared DSL connection. The combination of voice services along with data services increases the complexity of the products significantly. Efficient builds upon the ATM, DSL and data expertise gained from our data-only products, and employs a further level of expertise to provide high performance analog and digital voice designs. We believe that the additional complexity of the resulting integrated access products represents a barrier to entry for many of our competitors.

     Customers

     Sales of our CPE have been to three main classes of customers: network equipment vendors who supply DSL central office equipment, DSL network service providers, and Internet service providers. Network equipment vendors include our products as an element of a complete solution offered to their network service provider customers. In many cases, several different network equipment vendors specify our products as the preferred or bundled CPE in response to bid requests issued by a network service provider for complete DSL access solutions. Network service providers will then provide the CPE to end users for access to their DSL network. In some cases, we sell CPE to the network equipment vendor for resale as part of a bundled solution to the network service provider. In other cases, we sell directly to the network service provider. We also engage in marketing activities intended to create demand for our products among broadband Internet service providers, and in some cases we also sell products directly to Internet service providers.

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

     Network Service Providers

     Ameritech, a subsidiary of SBC Communications. Efficient has entered into an agreement to provide DSL CPE to Ameritech. We have worked closely with the technical and product management staff responsible for DSL service deployment at Ameritech. We have also provided early software releases of new products to Ameritech, and have provided Ameritech with training for both customer service and field support.

     BellSouth. Efficient has entered into a supply agreement with BellSouth, providing DSL CPE for their broadband service offering. Efficient has also engaged in joint promotion programs with BellSouth for DSL CPE.

     Covad Communications. Covad Communications is an investor in Efficient. We have worked closely with Covad to tune the feature sets of several of our SpeedStream DSL products to their network requirements. Covad purchases SDSL, ADSL and IDSL products from Efficient, including routers, bridges and USB modems. We are also involved in discussions with Covad about our next-generation integrated access products. Efficient has also engaged in joint promotion programs with Covad.

     Hanaro Telecom. Hanaro is a competitive network service provider in Korea actively engaged in DSL deployment. Hanaro offers DSL services for consumer, academic and business applications. Efficient has worked closely with Hanaro to enable rapid deployment of its DSL service using our SpeedStream CPE.

     SBC Communications. Efficient provides our SpeedStream CPE for DSL services offered through SBC's Southwestern Bell, Pacific Bell and Ameritech subsidiaries. We have provided training for their installation and customer service personnel, and have worked with their certification and test staff to demonstrate new SpeedStream DSL products. Efficient has also engaged in joint promotion programs with SBC.

     Singapore Telecom. Efficient has worked closely with SingTel to provide customized software with our CPE that is unique to SingTel's advanced Magix DSL service. We are involved in discussions with SingTel with respect to the evolution of SingTel's network architecture and service offerings. SingTel has consistently volunteered to work with us to test our new products.

     Network Equipment Vendors

     Alcatel. Efficient and Alcatel have established a joint agreement for CPE that is interoperable with Alcatel's DSLAM as well as their Litespan digital loop carrier. Many of our DSL products employ Alcatel's DSL chipsets and software.

     Nokia. Efficient and Nokia have entered into a purchase and distribution agreement whereby we supply our SpeedStream 3000 PCI and 4000 USB products. Under the provisions of this agreement,

Nokia resells our products along with its EKSOS family of DSL equipment and their SpeedLink DSLAM.

     Nortel Networks. Efficient has an agreement to supply Nortel with DSL CPE that is interoperable with Nortel's Universal Edge 9000 access product, and their IMAS DSLAM. Nortel offers the Universal Edge 9000 to both new and existing customers as an upgrade for both Nortel's DMS voice switches and its access node digital loop carriers. Based on this relationship, we are involved in discussions with Nortel on next-generation products.

     Siemens. Siemens is an investor in Efficient. We have worked with Siemens to establish compatibility between Efficient's DSL CPE and Siemens' XpressLink D DSLAM, as well as the DSL interfaces for Siemens' installed base of voice switches. Anthony T. Maher, who is a member of the board of Siemens AG Information and Communication Networks, joined our board of directors in April 1999.

     Developers of DSL Semiconductor Technology

     Alcatel Microelectronics. Many of our products use asymmetric DSL technology from Alcatel Microelectronics. Efficient is one of Alcatel's largest customers for DSL chipsets. The two companies work closely on the design of next-generation DSL products.

     Texas Instruments Incorporated. Texas Instruments is an investor in Efficient. Some SpeedStream products under development use asymmetric DSL and voice processing technology from Texas Instruments. We have licensed pieces of our ATM silicon and software to Texas Instruments, and have assisted in the development of reference designs for application of Texas Instruments' asymmetric DSL components. Texas Instruments has provided us with access to its asymmetric DSL components at most favored prices. Texas Instruments also fabricates one of our ATM application specific integrated circuits and has provided introductions for Efficient to personal computer manufacturers who are searching for sources of DSL CPE.

     Telephone Company-Aligned Distributors

     Sprint North Supply. Sprint North Supply is a primary supplier of telecommunications equipment to Sprint. Many other network service providers also purchase networking products from Sprint North Supply. Efficient has entered into a distribution agreement with Sprint North Supply that enables it to carry selected members of our SpeedStream product family.

     Nortel Supply. Nortel Supply is a distributor of Nortel and other network equipment vendors' products. Through our agreement with Nortel Supply, Efficient leverages Nortel Supply's worldwide distribution capabilities.

     Innotrac. Innotrac is a distributor of consumer telecommunications equipment for several incumbent local exchange carriers, including BellSouth. Efficient, Innotrac and BellSouth jointly promote BellSouth's DSL services with Efficient's SpeedStream CPE. Efficient and Innotrac also work together to create customized product packages and documentation for major network service providers. We believe that we can leverage Innotrac's relationship with several incumbent local exchange carriers, as well as Innotrac's experience in distributing products in high volume.

     Manufacturing

     We outsource the assembly and testing of products and printed circuit boards to turnkey contract manufacturers. Currently, ACT Manufacturing, Inc. manufactures the majority of our products at its facility in Hermasillo, Mexico. In June 2000, we advanced $50 million to ACT Manufacturing to finance the purchase of raw materials for products to be manufactured by ACT Manufacturing for us. See Note 6 of Notes to Consolidated Financial Statements. Several of our routing products are manufactured by PEMSTAR, Inc. at its San Jose, California facility. Efficient also contracts with Xetel, Inc. for the manufacturing of our legacy ATM LAN products. Each of these manufacturers are certified by the International Standards Organization for manufacturing and design processes. Efficient plans to engage an additional contract manufacturer to meet our anticipated manufacturing requirements and to continue reducing the cost of our products.

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

     Other than our application specific integrated circuits, we try to standard parts and components whenever possible. We currently purchase certain key parts and components from sole-source suppliers such as Alcatel Microelectronics, Analog Devices, Conexant Systems and Texas Instruments.
     Sales and Marketing

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

     Efficient also works closely with network service providers to ensure that our CPE is matched to their DSL service offerings. Initial discussions with network service providers generally involve our sales, marketing and business development personnel who work to communicate the strengths of our company and our products. Detailed responses to request for purchase documents are submitted to network service providers, often by both Efficient and one or more network equipment vendors. We also frequently provide informal consulting or recommendations on network design, architecture and management for our customers.

     Next, at the network service provider's request, we engage in a technical certification process involving our system engineers who work in a lab environment, in some cases for days or weeks, with their counterparts from the network service provider. We frequently provide informal consultation on network deployment and testing as well as customized training for network service providers. In some cases, we create special software releases or product combinations for major network service providers. Efficient typically creates and delivers customized training courses and curricula for our largest customers, to ensure that their installation and support personnel are effective in satisfying end users' needs. While the actual sale and distribution of CPE varies network by network, this initial relationship-building stage is critical in every case. We believe that it is difficult to provide CPE into DSL service offerings without these close relationships with network service providers.

     We engage in a variety of marketing activities to build brand awareness. We issue press releases concerning significant product releases, partnerships and network design wins. We also conduct briefings for analysts and members of the press. We participate in a number of industry trade shows and pursue speaking engagements at related events. Efficient uses direct mail campaigns to increase awareness of our company and our products among Internet service providers, who are increasingly active in introducing customers to DSL services. We also engage in joint marketing programs with selected Internet service providers whose DSL services employ our CPE. Our broad goals are to continue to increase the awareness of Efficient as a company, and of our DSL CPE product line brand, SpeedStream.

     As the scope of our marketing efforts expands, we expect our Website to become a strategic resource in disseminating information to interested parties. We also expect our Website to play an increasingly active role in collecting sales leads, working remotely with partners and key customers, and performing customer support. In the future, we believe that our Website may become an important tool for direct sales of our products.

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

     Efficient's core research and development activities are focused on both hardware and software technologies. In our hardware development activities, we possess significant expertise in application specific integrated circuits development, analog and mixed signal hardware design, ATM architecture and bus architectures, such as peripheral component interface and universal serial bus. In software development, Efficient has particular strengths in data networking protocols and operating systems, device driver development and traffic management, and techniques for advanced routing and systems management. We have significant expertise with hardware and software technology for analog and digital voice encoding, compression, transmission and switching techniques as well.

     To enable successful deployment of DSL services, our CPE must be interoperable with the DSLAM, ATM switching equipment and other networking equipment from multiple vendors. In our development efforts, we leverage our relationships with prominent DSLAM vendors to ensure DSL interoperability. The continued development and use of our own industry-tested application specific integrated circuits and software ensure ATM switching interoperability. In addition, our support for a number of protocol stacks provides data encapsulation interoperability with routers at Internet service providers or within corporate networks. Finally, integrated voice and data products require a high degree of interoperability with other voice networking products. Efficient has a solid understanding of the end-to-end technologies in use, and we actively work to ensure interoperability while using technology that we control. Our design verification procedures include testing in complex network environments created in our laboratories that simulate end-to-end network architectures used in DSL service deployments. We believe that our stringent design verification and test procedures allow us to provide cost-effective, high-performance DSL CPE that minimizes the technology risk for network operators.

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

     Competition

     The network equipment industry is highly competitive, and we believe that competition may increase substantially as the introduction of new technologies, deployment of broadband networks and potential regulatory changes create new opportunities for established and emerging companies. In addition, a number of our competitors and potential competitors have significantly greater financial and other resources than us which may enable them to more aptly meet new competitive opportunities. We compete directly with other providers of DSL CPE including 3Com Corporation, Alcatel, Cisco Systems, Inc., Intel Corporation, Netopia, Inc., Westell Technology, Inc., Xpeed, Inc., Zyxel Communications Corporation among others. Many of our industry partners manufacture DSL customer premises products that compete directly or indirectly with ours. Our integrated access products will compete with both existing competitors, and with new competitors such as Vina Technologies, Inc., Adtran, Inc., Woodwind Communications Systems, Inc. and 2Wire, Inc. Furthermore, DSL as a technology for deploying broadband connections is competing with alternative technologies including ISDN, T1, broadband wireless and cable solutions.

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

     Intellectual Property

     We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect our trade secrets and know-how. To date, we have been granted six U.S. patents with counterpart patents pending in three international jurisdictions and have an additional seven U.S. patent applications pending.

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

     Employees

     As of June 30, 2000, we employed approximately 430 full-time employees, including 190 in engineering. Most of our employees are located in the United States with various sales employees located in The Netherlands, Singapore, China, Canada and Korea. None of our employees is represented by collective bargaining agreements, and management considers relations with our employees to be good.

ITEM 2.  PROPERTIES

     Our primary executive, sales and marketing, and research and development activities are conducted out of a 125,000 square foot facility in Dallas, Texas that we occupy under a lease expiring in 2010. In addition, in September 2000 we consolidated the former FlowPoint and NTS operations into a 40,000 square foot facility in Los Gatos, California under a lease expiring in 2010. We lease an approximately 2,500 square foot facility in Amsterdam, The Netherlands for our European operations. This lease expires in 2004. For our Asian operations, we lease an approximately 1,450 square foot facility in Singapore. This lease expires in 2002.

ITEM 3.  LEGAL PROCEEDINGS

     Efficient is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 12, 2000, Efficient held an annual meeting of stockholders and a special meeting of stockholders. At the meetings, Efficient submitted the following matters to its stockholders:

     Annual Meeting. The stockholders re-elected Efficient's Class I Directors consisting of Messrs. Maher, Martin and Hawk. Holders of 34,986,159 shares, 34,974,881 shares and 34,986,159 shares of common stock voted in favor of Messrs. Maher, Martin and Hawk, respectively. Holders of 6,373 shares, 17,651 shares, and 6,373 shares of common stock withheld their votes for Messrs. Maher, Martin and Hawk, respectively

     The stockholders ratified the appointment of KPMG LLP as Efficient's independent auditors for the fiscal year ending June 30, 2000. Holders of 34,989,318 shares of common stock voted in favor of, holders of 1,462 shares of common stock voted against, and holders of 1,752 shares of common stock abstained from voting on, the ratification of the appointment of KPMG LLP as Efficient's independent auditors.

     Special Meeting. The stockholders approved the conversion of 6,300 shares of preferred stock into 6,300,000 shares of common stock. The preferred stock had been issued to Cabletron Systems, Inc. in December 1999 in connection with Efficient's acquisition of FlowPoint Corp from Cabletron. Holders of 28,422,026 shares of common stock consented to the conversion of the preferred stock.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Our common stock began trading on the NASDAQ National Market System under the symbol EFNT effective July 15, 1999. Prior to that date, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low closing prices for the common stock for fiscal 2000, as reported by NASDAQ:


                Fiscal Year Ending June 30, 2000                        High              Low
-----------------------------------------------------------------   -----------      ------------
First quarter (beginning July 15, 1999 through Sept. 30, 1999)...       $ 58.63           $36.00
Second quarter...................................................         82.50            34.00
Third quarter....................................................        180.06            61.00
Fourth quarter...................................................        118.00            38.44

     As of September 1, 2000, there were 265 stockholders of record.

     To date, we have not paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to finance the growth and operation of our business and we do not anticipate paying any cash dividends in the foreseeable future. Certain present or future agreements may limit or prevent the payment of dividends on our common stock.

ITEM 6.  SELECTED HISTORICAL CONDENSED FINANCIAL INFORMATION

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are qualified by reference to the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The statement of operations data set forth below for the years ended June 30, 1998, 1999 and 2000, and the balance sheet data at June 30, 1999 and 2000, are derived from, and are qualified by reference to, the audited Consolidated Financial Statements of Efficient included elsewhere herein. The statement of operations data set forth below for the years ended June 30, 1996 and 1997 and the balance sheet data at June 30, 1996, 1997 and 1998 are derived from audited Consolidated Financial Statements of Efficient not included herein.


                                                   1996       1997       1998        1999         2000
                                                ---------   --------- ----------   ---------   ---------
                                                              (in thousands, except per
                                                                 share information)
Consolidated Statement of Operations Data:
Net revenues.................................  $  3,687   $  4,122   $  3,370    $ 14,828   $  202,203
Cost of revenues.............................     2,209      2,386      2,160      14,344      156,682
                                               --------   --------   --------    --------   ----------
Gross profit.................................     1,478      1,736      1,210         484       45,521
                                               --------   --------   --------    --------   ----------
Operating expenses:
 Sales and marketing.........................     2,366      2,409      3,436       6,133       35,433
 Research and development....................     3,853      4,183      4,389       7,747       24,973
 General and administrative..................     1,082      1,245      1,641       1,993        9,384
 Stock option compensation...................       198        659      1,165       3,116        4,908
 Amortization of goodwill and other
  intangible assets..........................        --         --         --          --      100,431
 In-process research and development.........        --         --         --          --        4,970
                                               --------   --------   --------    --------   ----------
   Total operating expenses..................     7,499      8,496     10,631      18,989      180,099
                                               --------   --------   --------    --------   ----------
Loss from operations.........................    (6,021)    (6,760)    (9,421)    (18,505)    (134,578)
Interest and other income (expense), net.....       177        125        130      (7,900)       4,132
                                               --------   --------   --------    --------   ----------
Net loss.....................................  $ (5,844)  $ (6,635)  $ (9,291)   $(26,405)  $ (130,446)
                                               ========   ========   ========    ========   ==========
Basic and diluted net loss per share (1).....  $  (2.06)  $  (2.19)  $  (2.86)   $  (6.87)  $    (3.06)
                                               ========   ========   ========    ========   ==========
Weighted average shares (1)..................     2,838      3,027      3,254       3,893       42,629
                                               ========   ========   ========    ========   ==========
Consolidated Balance Sheet Data:
Cash and cash equivalents  ..................  $  1,303   $  3,413   $  7,607    $  3,604   $  174,390
Working capital  ............................     2,619      4,370      7,870      12,563      602,727
Total assets  ...............................     5,150      6,454     10,667      21,947    1,555,094
Redeemable convertible preferred stock  .....    16,155     23,635     34,743      40,495           --
Total stockholders' equity (deficit)  .......   (11,643)   (17,610)   (25,374)    (39,014)   1,081,949

____________________
(1) Note 2 of Notes to Consolidated Financial Statements provides an explanation of the determination of the weighted average shares used to compute basic and diluted net loss per share.

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

     We were incorporated in June 1993. From inception through fiscal 1997, we primarily focused on developing and selling ATM-based products for local area network, or LAN, applications. ATM, or asynchronous transfer mode, is a widely-used transmission technology that breaks data down into individual packets with unique identification and destination addresses and may be used to transmit data, voice and video within a network. During fiscal 1997 we began to leverage our ATM, personal computing environment and networking expertise to develop DSL modem products for high-speed Internet access. We have largely discontinued further development efforts on our ATM LAN products and are currently focusing on our DSL products. We shipped our first DSL products in the third quarter of fiscal 1998. Our DSL products, which accounted for less than 3% of net revenues in fiscal 1998, represented 87.1% of our net revenues in fiscal 1999 and 99.5% of our net revenues in fiscal 2000. We do not expect sales of our ATM LAN products to represent a material portion of our revenues or business in future periods.

     We derive our revenues primarily from sales of our SpeedStream family of DSL products. We sell our DSL products primarily to network service providers, network equipment vendors and telephone company-aligned distributors. For the fiscal year ended June 30, 2000, sales to SBC Communications represented 32.3% of our net revenues, sales to Covad Communications represented 19.7% of our net revenues, and sales to Hanaro Telecom represented 10.6% of our net revenues. For the fiscal year ended June 30, 1999, sales to Covad Communications represented 29.6% of our net revenues, and sales to Soon Cabling Pte, Ltd. represented 17.5% of our net revenues. Our top ten customers for the fiscal years ended June 30, 1999 and 2000 accounted for 82.3% and 89.1% of our net revenues, respectively. We expect to continue to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period.

     Since inception, a significant portion of our revenues has been derived from customers located outside of the United States and we expect to continue to depend upon international sales. Revenues derived from customers outside the United States represented 41% of our net revenues in fiscal 1999 and 22% of our net revenues for the fiscal year ended June 30, 2000. We currently maintain a European sales office in Amsterdam and an Asian sales office in Singapore. We believe that in order to continue growing and attain profitability, we must continue to penetrate international markets. Accordingly, we will need to expand our international operations and to hire qualified personnel for these operations.

     To date, international sales have been denominated solely in U.S. dollars and, accordingly, we have not been exposed to fluctuations in non-U.S. currency exchange rates. In the future, a portion of our international sales may be denominated in currencies other than U.S. dollars, which would then expose us to gains and losses based upon exchange rate fluctuations.

     Since introduction, gross margins on our DSL products have been below our desired levels. The lower gross margins on our DSL products have been a result of manufacturing start-up costs and aggressive customer pricing given to quickly introduce products into the market. Recently our gross margins have improved as a result of improved manufacturing efficiencies and component and product cost reductions. While we are continuously focusing on cost reductions and other measures to improve our gross margins, we cannot be certain that our gross margins will continue to improve in future periods due to factors which include the product mix sold in any particular period, distribution channels, competitive pressures and levels of volume discounts.

     Our limited operating history in the DSL market makes it difficult to forecast our future operating results. To date, we have not achieved profitability in any quarter or annual period, and as of June 30, 2000, we had an accumulated deficit of $184.6 million. Although our net revenues have grown in recent quarters, we cannot be certain that our net revenues will increase at a rate sufficient to achieve and maintain profitability.

     For the fiscal years 1998, 1999 and 2000, we accrued an aggregate of $19.3 million in deferred stock option compensation. These amounts represent the difference between the exercise price of certain stock options granted during such periods and the deemed fair market value of our common stock at the time of such option grants. We are amortizing the deferred stock option compensation over the vesting periods of the applicable options, which is generally four years. We amortized deferred stock option compensation in the amounts of $1.2 million, $3.1 million and $4.9 million in fiscal years 1998, 1999 and 2000, respectively. We expect to amortize the remaining deferred stock option compensation at the rate of approximately $1.0 million per quarter until fully amortized.

Results of Operations

     The following table sets forth, for the periods presented, certain data from Efficient's consolidated statement of operations expressed as a percentage of net revenues.

                                                              1998           1999            2000
                                                           ----------      ---------      ---------
Net revenues........................................         100.0%         100.0%          100.0%
Cost of revenues....................................          64.1           96.7            77.5
                                                           -------        -------          ------
Gross profit........................................          35.9            3.3            22.5
                                                           -------        -------          ------
Operating expenses:
 Sales and marketing................................         102.0           41.4            17.5
 Research and development...........................         130.2           52.2            12.4
 General and administrative.........................          48.7           13.4             4.6
 Stock option compensation..........................          34.6           21.0             2.4
 Amortization of goodwill and other intangible
  assets............................................            --             --            49.7
 In-process research and development................            --             --             2.5
                                                           -------        -------          ------
   Total operating expenses.........................         315.5          128.1            89.1
                                                           -------        -------          ------
Loss from operations................................        (279.6)        (124.8)          (66.6)
Interest and other income (expense), net............           3.9           53.3             2.0
                                                           -------        -------          ------
Net loss............................................       (275.7)%       (178.1)%         (64.6)%
                                                           =======        =======          ======

Net Revenues

     Net revenues consist of product sales, net of allowances for returns. Net revenues increased 1,263.7% to $202.2 million in fiscal 2000 from $14.8 million in fiscal 1999. Net revenues in fiscal 1999 reflected a 340.0% increase from the $3.4 million realized in fiscal 1998. DSL product revenues increased from $84,000 in fiscal 1998 to $12.9 million in fiscal 1999 and $201.2 million in 2000. The increases in DSL product revenues from fiscal 1998 to fiscal 2000 reflect the continued market adoption of our DSL products, which first became available in the quarter ended March 31, 1998.

Cost of Revenues

     Cost of revenues consists of amounts paid to third-party contract manufacturers, manufacturing start-up expenses and the personnel and related costs of our manufacturing operation. Cost of revenues increased 992.3% to $156.7 million in fiscal 2000, from $14.3 million in fiscal 1999. This compares to a 564.1% cost of revenues increase in fiscal 1999 as compared to the $2.2 million in fiscal 1998. The increase from fiscal 1999 to 2000 and the increase from fiscal 1998 to fiscal 1999 reflect the substantial increase in DSL product sales.

     Gross margin represented 22.5% of net revenues in fiscal 2000, compared to 3.3% of net revenues in fiscal 1999 and 35.9% of net revenues in fiscal 1998. Gross margin on our DSL products increased from a gross loss of 3.6% of the related revenues in fiscal 1999 to a gross profit of 22.4% of the related revenues for fiscal 2000. Our gross margin was higher in fiscal 2000, as compared to fiscal 1999, due to lower production costs resulting from higher sales volumes and manufacturing efficiencies. The fiscal 2000 net revenues and gross margin amounts are not comparable to the 1999 amounts due to the shift from ATM LAN products to DSL products. Included in cost of revenues for the fiscal year ended June 30, 2000 are $1.0 million of one-time costs associated with a change in our contract manufacturer. Excluding these one-time costs, the gross margin for the fiscal year ended June 30, 2000 would have been 23.0%. Although we improved our gross margin in fiscal 2000, gross margin continued to be adversely affected in fiscal 2000 by expedite and other manufacturing start-up costs as well as aggressive pricing on our DSL products as we sought to rapidly introduce products and capture market share. We took a number of actions that were designed to bring our DSL products to market quickly, but which also adversely affected our gross margins. These actions included initial volume price discounts for key customers and incremental costs such as manufacturing start-up, expedite and other incremental shipping and handling charges associated with low volume manufacturing. We also added personnel to our manufacturing operations in anticipation of higher levels of business going forward. We expect that we will continue to incur higher than normal costs associated with the actions to bring our DSL products to market quickly and meet customers' aggressive DSL deployment schedules. While our goal is to improve our gross margin over the level achieved in fiscal 2000, there can be no assurance that we will be successful in our efforts. The primary factors that will determine the success of our efforts are the effectiveness of our cost reduction efforts as well as pricing pressures in the market for DSL CPE.

     In fiscal 2000, sales and related gross margins on our ATM LAN products were not significant. In fiscal year 1999, the higher costs incurred on our DSL products were partially offset by improved gross margins realized on our ATM LAN products. Gross margin on our ATM LAN products improved from 37.4% of related revenues in fiscal 1998 to 49.5% in fiscal 1999. The period-to-period increase in gross margins on our ATM LAN products was a result of manufacturing efficiencies achieved with these more mature products. As sales of our ATM LAN products continue to decline as a percentage of our total net revenues, any benefit of manufacturing efficiencies, cost reduction or other gross margin improvements in those products will have a diminishing beneficial effect on our overall gross margins.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of employee salaries, commissions and benefits, and advertising, promotional materials and trade show exhibit expenses. Sales and marketing expenses increased 477.7% from $6.1 million in fiscal 1999 to $35.4 million in fiscal 2000. This compares to an increase of 78.5% in fiscal 1999 over the $3.4 million recorded in fiscal 1998. The increases in sales and marketing expenses in absolute amount from fiscal 1998 through fiscal 2000 resulted primarily from sales and marketing activities associated with the launch of our DSL products. These launch costs included significant personnel-related expenses associated with increasing the size of our sales and marketing organization, and increased trade show activities and related travel expenses.

     Sales and marketing expenses represented 102.0% of net revenues in fiscal 1998, 41.4% in fiscal 1999, and 17.5% in fiscal 2000. The decrease in sales and marketing expenses as a percentage of net revenues from fiscal 1998 through fiscal 2000 was a result of the rapid increase in DSL revenues. We expect sales and marketing expenses to increase in dollar amount in future periods as we continue to expand our domestic and international sales and marketing organization.

Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts, including third-party consulting and prototyping costs. Research and development expenses increased 222.4% from $7.7 million in fiscal 1999 to $25.0 million in fiscal 2000. This compares to an increase of 76.5% in fiscal 1999 over the $4.4 million recorded in fiscal 1998. The substantial increase in research and development spending from period to period was primarily a result of increased personnel and related costs associated with a larger research and development organization, as well as design and prototype expenses incurred in connection with the roll-out of our DSL products. Additionally, research and development spending in fiscal 1998 was partially offset by $850,000 of nonrecurring engineering expenses reimbursed by third parties. These amounts are treated as an offset to the related research and development spending. We received no such reimbursements in the fiscal 1999 and 2000 periods. Research and development expenses represented 130.2% in fiscal 1998, 52.2% in fiscal 1999, and 12.4% in fiscal 2000. The decreases from 1998 to 2000 in research and development expenses as a percentage of net revenues was a result of the rapid increase in DSL revenues. We expect research and development expenses to increase in dollar amount in future periods as we continue to expand our research and development organization to develop new products and technologies.

General and Administrative Expenses

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and accounting personnel, facility costs, insurance costs and professional fees. General and administrative expenses increased 370.8% from $2.0 million in fiscal 1999 to $9.4 million in fiscal 2000. This compares to an increase of 21.5% in fiscal 1999 over the $1.6 million recorded in fiscal 1998. The increases in absolute amount of general and administrative spending from period to period were primarily a result of increases in headcount associated with building our infrastructure. General and administrative expenses represented 48.7% of net revenues in fiscal 1998, 13.4% in fiscal 1999, and 4.6% in fiscal 2000. The decrease in general and administrative expenses as a percentage of net revenues from fiscal 1998 through fiscal 2000 reflects the rapid increase in DSL revenues during these periods. We expect general and administrative expenses to increase in dollar amount in future periods as we continue to build our infrastructure and as a result of operating as a publicly-held company.

Stock Option Compensation

     Stock option compensation reflects the difference between the exercise price of stock options granted and the deemed fair market value of our common stock on the dates of grant. For the fiscal years ended June 30, 1998, 1999 and 2000, we recorded aggregate deferred stock option compensation of $3.1 million, $13.1 million, and $3.1 million respectively in connection with stock option grants. Amortization of deferred stock option compensation was $1.2 million in fiscal 1998, $3.1 million in fiscal 1999, and $4.9 million in fiscal 2000. We expect to amortize the deferred stock option compensation at the rate of approximately $1.0 million per quarter until fully amortized. See Note 12 of Notes to Consolidated Financial Statements for a discussion of our deferred stock option compensation. Prior to our initial public offering in July 1999, there was no market for our common stock, and option prices were determined by the board of directors based upon numerous factors. Upon review in connection with our initial public offering, it was determined that the fair market value on the date of grant of certain options was higher than originally determined by the board of directors. Beginning with our initial public offering, we generally price options based upon the public market price of our common stock at the date of option grant. In some circumstances, we may price options as of the date an employee joins Efficient, which can result in a stock option compensation expense to the extent that the fair market value on the date of grant is greater than the fair market value on the employee's start date.

Interest Income and Interest Expense and Other, Net

     Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income increased in fiscal 2000 compared to fiscal 1999 and 1998 as a result of interest earned primarily from the net cash proceeds received in connection with the completion of our initial public offering on July 15, 1999, the follow-on public offering on February 8, 2000, and the placement of convertible subordinated notes on March 7, 2000. Interest expense consists primarily of interest incurred on the convertible subordinated notes, as well as interest on capital lease obligations.

     On March 7, 2000 we issued $400 million of convertible subordinated notes due March 15, 2005. The notes bear interest at an annual rate of 5%. The notes are convertible at any time prior to maturity into shares of common stock at a conversion price of $181.00 per share. The notes are redeemable on or after March 20, 2003 at 101.25% during the period beginning on March 20, 2003 and ending on March 14, 2004, and at 100.00% beginning on March 15, 2004 and thereafter. Issuance costs of $12.6 million, which are included as a deferred charge in other assets, are being amortized over the term of the notes. Interest expense in fiscal 2000 relates primarily to the subordinated convertible notes and capital lease obligation commitments issued in fiscal 2000.

     In the second half of fiscal 1999, we borrowed $9.0 million from certain investors. These notes carried an interest rate of 10% per year, and were payable on the earlier of January 2002 or the completion of an initial public offering. In connection with these notes, we issued the investors warrants to purchase 3,082,191 shares of Series H preferred stock at an exercise price of $2.92 per share. The proceeds were allocated between the notes and the warrants based on their pro rata fair values resulting in a discount. The discount was amortized as interest expense over six months, which represented the expected terms of the promissory notes. The promissory notes converted into preferred stock which then converted into common stock upon completion of our initial public offering in July, 1999. In addition, in June 1999, we borrowed an additional $5.0 million from Covad Communications Group, Inc. The Covad note carried an interest rate of 8% per year, and the principal amount and interest on the note converted into an aggregate of 497,663 shares of common stock upon completion of our initial public offering in July 1999. In future periods we expect interest income and interest expense and other, net to vary depending upon changes in the amount and mix of interest-bearing investments outstanding during each period.

Income Taxes

     From inception through June 30, 2000, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of June 30, 2000, we had approximately $79.3 million of federal net operating loss carryforwards to offset future taxable income which will begin to expire in varying amounts beginning in 2008. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the recognition of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, a 100% valuation allowance has been recorded. Furthermore, as a result of changes in Efficient's equity ownership resulting from Efficient's redeemable convertible preferred stock and note financings and Efficient's initial public offering, utilization of the net operating losses and tax credits may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization. See Note 15 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through the sale of preferred equity securities and, beginning in the second half of fiscal 1999, through borrowings from our investors and others. Since inception through June 30, 2000, net of transaction expenses, we have raised an aggregate of $40.4 million from the private sale of equity securities, $245.9 million from the public sale of equity securities, and an additional $414.0 million through loan transactions, as more fully described below.

     On July 15, 1999, we completed our initial public offering. We issued 4.6 million shares of common stock and raised $63.1 million in net proceeds. Upon the completion of our initial public offering, our then outstanding promissory notes converted into redeemable convertible preferred stock, and all then outstanding redeemable convertible preferred stock converted into 28.3 million shares of common stock. On February 8, 2000, we completed a follow-on public offering. We issued 2.8 million shares of common stock and raised $182.8 million in net proceeds. On March 7, 2000, we completed the private placement of $400 million of convertible subordinated notes. Issuance costs of $12.6 million are being amortized over the term of the notes.

     At June 30, 2000, we had cash and cash equivalents and highly liquid short-term investments of $501.1 million. At June 30, 2000, we did not have a line of credit or other borrowing facility available. Lease commitments include a lease for office space, furniture and equipment for our new corporate headquarters in Dallas, Texas. The office lease commenced in January 2000 and expires in 2010 with annual lease payments of approximately $2.7 million. The furniture and equipment lease commenced in February 2000 and expires in 2003 with annual lease payments of approximately $1.0 million.

     Cash used in operating activities in fiscal 2000 was $145.8 million. Cash used in operating activities was $23.4 million in fiscal 1999 and $6.6 million in fiscal 1998. Cash used in operating activities has primarily represented increases in inventories, receivables, and an inventory deposit in fiscal 2000. In June 2000, we advanced $50 million to ACT Manufacturing to finance the purchase of raw materials for products to be manufactured by ACT Manufacturing for us. See Note 6 of Notes to Consolidated Financial Statements.

     Cash used in investing activities in fiscal 2000 was $331.3 million. $325.7 million of cash was used, net of proceeds from sales and maturities, to purchase highly liquid short-term investments, and $17.6 million of cash was used to purchase fixed assets, which was offset by cash received of $10.9 million and $1.2 million in connection with the acquisitions of FlowPoint Corporation and Network TeleSystems, Inc., respectively. Cash used for investing activities was $1.7 million in fiscal 1999 and $572,000 in fiscal 1998 for purchases of fixed assets. In each of the fiscal years 2000, 1999 and 1998 purchases of fixed assets related primarily to the purchase of computers and other equipment used in our development activities and other equipment and furniture used in our operations.

     Cash provided by financing activities in fiscal 2000 was $647.8 million, consisting of funds raised from our initial and follow-on public offerings of common stock on July 15, 1999 and February 8, 2000, respectively, as well as the private placement of $400 million of convertible subordinated notes on March 7, 2000. Cash provided by financing activities was $21.1 million in fiscal 1999 and $11.4 million in fiscal 1998. See Notes to Consolidated Financial Statements for a description of the loan and equity transactions. In fiscal 1999 and 1998, financing activities consisted primarily of the private placement of redeemable convertible preferred stock, and borrowings from our investors.

     Our future capital requirements will depend upon a number of factors, including the timing and level of research and development activities and sales and marketing campaigns. We believe that our cash and cash equivalents and short-term investments will provide sufficient capital to fund our operations at least through the end of fiscal 2001. Thereafter, we may require additional capital to fund our business. In addition, from time to time we evaluate opportunities to acquire complementary technologies or companies. Should we identify any such opportunities, we may need to raise additional capital to fund the acquisitions. There can be no assurance that financing will be available to us when we need it on favorable terms or at all.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities," ("SFAS No. 133") as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The adoption of Statement of Financial Accounting Standards No. 133 is not expected to have a material effect on our results of operations, financial position or cash flows as we do not currently hold derivative instruments or engage in hedging activities.

     FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44") in March 2000. Among other issues, this interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management believes that FIN 44 will not have a material effect on our financial position and consolidated results of operations upon adoption.

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying general accepted accounting principles to revenue recognition and accounting for deferred costs in the financial statements. The accounting and disclosure requirements of SAB 101 will be effective for Efficient in the fourth quarter of fiscal year 2001. The SEC staff are expected to issue additional interpretive guidance for the application of SAB 101 in the near future. Based on our current revenue recognition policies, and our current understanding of the requirements of SAB 101, we do not expect the adoption of SAB 101 to materially impact our consolidated financial position and results of operations.

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

     As of June 30, 2000, we had short-term investments of $466.1 million, of which $139.4 million is classified as cash equivalents as it is comprised of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the June 30, 2000 rates would cause the fair value of these short-term investments to change by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income. At June 30, 2000 we did not own any equity investments in marketable securities. Therefore, we did not have any direct equity price risk.

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

Factors Affecting Future Results and Stock Price

     Risks Associated With the Digital Subscriber Line Industry

     Sales of our products depend on the widespread adoption of broadband access services and if the demand for broadband access services does not continue to expand, then our results of operations and financial condition would be adversely affected.

     Our business would be harmed, and our results of operations and financial condition would be adversely affected, if the use of broadband access services does not increase as anticipated, or if our customers' broadband access services are not well received in the marketplace. Certain critical factors will likely continue to affect the development of the broadband access services market. These factors include:

          .    quality and reliability of service;

          .    availability of cost-effective, high-speed service;

          .    ability to integrate business applications on the Internet;

          .    interoperability among multiple vendors' network equipment;

          .    congestion in service providers' networks;

          .    security concerns; and

          .    ability to meet growing demands for increasing bandwidth.

     Even if these factors are adequately addressed, the market for broadband access services to the Internet and corporate networks may fail to develop or may develop more slowly than anticipated. If this market fails to develop or develops more slowly than anticipated, our business would be harmed, and our results of operations and financial condition would be adversely affected.

     Many competing technologies serve our target market. If the DSL technology upon which our products are based does not succeed as a technological solution for broadband access, we would not be able to sustain or grow our business.

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

     Risks Within the DSL Industry

     Competition within the DSL market is intense and includes numerous, well established competitors. If we are unable to compete effectively, our business would be harmed.

     Competition in the DSL customer premises equipment market is intense, and we expect competition to increase. Many of our competitors and potential competitors have substantially greater name recognition and technical, financial and marketing resources than we have. In addition, many of our competitors are able to offer their customers a range of products of which customer premises equipment is only one element. Our customers may prefer to purchase from fewer vendors, and may therefore favor competitors with broader product offerings. If we are unable to compete successfully, our business will be harmed and our results of operations and financial condition would be adversely affected. We cannot assure you that we will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete successfully.

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

     We rely upon third parties to manufacture our products and we expect this to continue in the future. In particular, ACT Manufacturing manufactures the majority of our products. In June, 2000 we advanced ACT Manufacturing $50 million against future production of our products. If ACT Manufacturing fails to produce products for us we may lose all or part of the $50 million advance.

     In addition, our success depends, in significant part, on our third party manufacturers to produce our products in a cost-effective manner and in sufficient quantities to meet demand. There are a number of risks associated with relying on third-party manufacturers, including the following:

          .    reduced control over delivery schedules;

          .    reduced control over quality and quality assurance; and

          .    reduced control over manufacturing yields and costs.

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

     Although we have agreements with many of these component providers, these agreements do not require the vendors to meet our supply demands. In recent periods we have experienced difficulties in obtaining adequate supplies of certain components, particularly chipsets from Alcatel and Motorola. In addition, certain standard components, such as flash memory, have been in short supply and, as a result, have not always been available to us in our desired quantities and time frames and/or have been more expensive than anticipated.

     Although these difficulties have not resulted in revenue shortfalls in prior periods, they have lead to higher costs and to extended delivery times for customer orders. In future periods, we could continue to experience component supply difficulties which could continue to result in higher than anticipated costs, extended delivery cycles and, if sufficiently severe, could cause our revenues to fail to meet analyst expectations. Moreover, to the extent that we experience component supply difficulties and our competitors do not, our customers may elect to move their business to a competitor in order to ensure timely delivery. Recapturing any business lost due to delayed deliveries may be difficult or impossible. Any of these outcomes could harm our business.

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

     In addition to the foregoing, in connection with our acquisition of FlowPoint Corporation in December 1999, we recorded approximately $925.4 million of intangible assets which we are amortizing at the rate of approximately $185.2 million per year over a five year period. In connection with the acquisition of Network TeleSystems, Inc. in May 2000, we recorded approximately $17.9 million of intangible assets which we are amortizing at the rate of approximately $3.6 million per year over a five year period. This goodwill amortization will adversely affect operating results. Therefore, even if we achieve positive cash flow from operations, we expect to continue to be unprofitable for a significant additional period.

     Our ability to become operationally profitable will depend on a number of factors, many of which are beyond our control. These factors include:

          . the rate of market acceptance of DSL broadband access in general and the demand for our products in particular;

          . our ability to reduce the manufacturing and component costs of our products;

          . the competitive environment for DSL customer premises equipment and the rate at which the prices that we are able to command for our products may decline; and

          . our ability to achieve manufacturing and operational efficiencies as we grow our operations.

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

     Our operating results in one or more future periods are likely to fluctuate significantly and may fail to meet the expectations of securities analysts or investors, causing our stock price to decline.

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

          . the timing and size of sales;

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

     Since inception, a significant portion of our revenues has been derived from customers located outside of the United States, and we expect to continue to depend on international sales. Revenues derived from customers located outside of the United States represented 52% of our net revenues in fiscal 1998, 41% of our net revenues in fiscal 1999 and 22% of our net revenues in fiscal 2000. We believe that our continued growth and ability to attain and maintain profitability will require us to continue to penetrate international markets. If we are unable to successfully overcome the difficulties associated with international operations and maintain and expand our international operations, our business would be harmed. These difficulties include:

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

     As part of our business strategy, we expect to continue to review potential acquisitions that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. In December 1999, we acquired FlowPoint Corporation, and, in May 2000, we acquired Network Telesystems, Inc. In connection with future acquisitions, we could issue equity securities that would dilute our current stockholders' percentage ownership, incur substantial debt, or assume contingent liabilities. Such actions by us could seriously harm our results of operations and/or the price of our common stock. Acquisitions also entail numerous other risks which could adversely affect our business, results of operations and financial condition, including:

          . difficulties in assimilating acquired operations, technologies or products;

          . unanticipated costs or capital expenditures associated with the acquisition;

          . acquisition-related charges and amortization of acquired technology and other intangibles that could negatively affect our reported results of operations;

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

     We continue to rapidly and significantly expand our operations and we may engage in future acquisitions that dilute our stockholders, cause us to incur debt and assume contingent liabilities, and, our failure to manage this growth could harm our business and adversely affect our results of operations and financial condition

     We have rapidly and significantly expanded our operations, including the number of our employees, the geographic scope of our activities and our product operations. We expect that further significant expansion will be required to address potential growth in our customer base and market opportunities. Any failure to manage growth effectively could harm our business and adversely affect our operating results and financial condition. We cannot assure you that we will be able to do any of the following, which we believe are essential to successfully manage the anticipated growth of our operations:

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

     Our future success will depend on the ability of our management to operate effectively, both individually and as a group. Therefore, the future success of our business will also depend on our ability to attract and retain high-caliber personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers, could harm our business.

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

     Our executive officers and certain key sales, engineering and management personnel may not remain with us in the future. Our executive officers and key personnel and in particular Mark A. Floyd, our President and Chief Executive Officer, and Patricia W. Hosek, our Executive Vice President of Product Operations, are critical to our business and its future success. If we lost the services of one or more of our executive officers or key employees, we would need to devote substantial resources to finding replacements, and until replacements were found, we would be operating without the skills or leadership of such personnel, either of which could have a significant adverse effect on our business. None of our officers or key employees is bound by agreements for any specific employment term or covenants not to compete.

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

     Additional Risks That May Affect Our Stock Price

     Certain provisions of our charter documents may make acquiring control of our company more difficult for a third party, which could adversely affect our stock's market price or lessen any premium over market price that an acquirer might otherwise pay.

     Our charter documents contain provisions providing for a classified board of directors, eliminating cumulative voting in the election of directors and restricting our stockholders from acting without a meeting. These provisions may make certain corporate actions more difficult and might delay or prevent a change in control and therefore limit the price that new investors will pay for our stock. Further, the board of directors may issue new shares of preferred stock with certain rights, preferences, privileges and restriction, including voting rights, without any vote by our stockholders. Our existing stockholders may be adversely affected by the rights of this preferred stock. New preferred stock might also be used to make acquiring control more difficult. We have no current plans to issue shares of preferred stock. We will also indemnify officers and directors against losses incurred in legal proceedings to the broadest extent permitted by Delaware law.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-24 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers, and directors of Efficient as of June 30, 2000.


                    Name                           Age                           Position
--------------------------------------------      ----         ------------------------------------------------
Mark A. Floyd...............................       44          Chairman of the Board, Chief Executive Officer
                                                                  and President
James A. Hamilton...........................       36          Executive Vice President of Sales and Marketing
Patricia W. Hosek...........................       38          Executive Vice President of Product Operations
Gregory L. Langdon..........................       40          Executive Vice President of Product Strategy
Jill S. Manning.............................       37          Vice President and Chief Financial Officer
Kenneth M. Siegel...........................       42          Vice President and General Counsel
Bruce W. Brown..............................       49          Director
James P. Gauer..............................       47          Director
Robert C. Hawk..............................       59          Director
Robert A. Hoff..............................       46          Director
Anthony T. Maher............................       53          Director
William L. Martin III.......................       52          Director
Thomas H. Peterson..........................       43          Director

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

     James A. Hamilton joined Efficient in November 1999 as Vice President and General Manager of Small and Medium Business (Business Unit). In July 2000, Mr. Hamilton was promoted to Executive Vice President of Sales and Marketing. From August 1998 to October 1999, Mr. Hamilton served as Vice President of World Wide Sales and Services at Picazo Communications, a provider of computer telephony solutions. From January 1996 to August 1998, Mr. Hamilton was Director of Business Development for the Communication Products Group of Compaq Computer Corporation, a global supplier of personal computers. From January 1992 to January 1996, he served as Vice President of International Sales at Networth, Inc., a developer and manufacturer of ethernet hubs, switches and related products that was acquired by Compaq in December 1995. Mr. Hamilton holds a B.S. in Business Administration from Lawrence Technical University.

     Patricia W. Hosek joined Efficient in October 1995. From October 1995 through February 1997, Ms. Hosek served as Director of Software Engineering and from February 1997 through March 2000 as Vice President of Engineering. In June 2000, Ms. Hosek was promoted to Executive Vice President of Product Operations. From December 1990 to October 1995, she worked as a senior manager and developer at DSC Communications Corporation, a global provider of telecommunications products. Ms. Hosek holds a B.S. in Computer Science from Texas A&M University.

     Gregory L. Langdon joined Efficient in February 1996 and served as Efficient's Director of Product Management until February 1997. From February 1997 to October 1999, Mr. Langdon served as Vice President of Marketing, and in October 1999, Mr. Langdon was promoted to Vice President of Product Strategy. In December 1999, Mr. Langdon was further promoted to Executive Vice President of Product Strategy. From January 1990 to February 1996, he worked as an engineer at DSC Communications Corporation. Mr. Langdon holds a B.S. in Electrical Engineering from Vanderbilt University.

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

     Kenneth M. Siegel joined Efficient as Vice President and General Counsel in February 2000. For over 13 years prior to joining Efficient, Mr. Siegel was an attorney practicing in the corporate and securities area with the law firm of Wilson Sonsini Goodrich & Rosati, and was a member of that firm from 1993 until he left to join Efficient. Mr. Siegel holds a B.A. in International Policy Studies from the Monterey Institute of International Studies and a J.D. from the University of California Hastings College of the Law.

     Bruce W. Brown has served as a director of Efficient since October 1995. Since August 1995, he has served as President, Chief Executive Officer and a Chairman of Vertel Corp., a provider of telecommunications network management software and services. From July 1993 to August 1995, Mr. Brown held the positions of President and Chief Executive Officer of ADC Fibermax Corporation, a supplier of fiber optic networking products. Mr. Brown holds an M.P.A. from Drake University and a B.S. in Psychology from Iowa State University.

     James P. Gauer has served as a director of Efficient since July 1993. Since April 1999, he has been a General Partner of Palomar Ventures, an investor in Efficient and from December 1992 to November 1997, he was a General Partner of Enterprise Partners, both of which are venture capital firms. Mr. Gauer holds a B.A. in Mathematics from the University of California, Los Angeles.

     Robert C. Hawk joined Efficient's board of directors in July 1999. Mr. Hawk is President of Hawk Communications and recently retired as President and Chief Executive Officer of US West Multimedia Communications, Inc., where he headed the cable, data and telephony communications business from May 1996 to April 1997. He was president of the Carrier Division of US West Communications, a regional telecommunications service provider, from September 1990 to May 1996. Prior to that time, Mr. Hawk was Vice President of Marketing and Strategic Planning for CXC Corporation. Prior to joining CXC Corporation, Mr. Hawk was director of Advanced Systems Development for AT&T/American Bell. He currently serves on the boards of Covad Communications, an investor in Efficient Networks, PairGain Technologies, Inc., Concord Communications, Radcom and Com21.

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

     Anthony T. Maher was appointed to Efficient's board of directors in April 1999. Mr. Maher is a member of the board of Siemens AG Information and Communication Networks. Siemens, a network equipment vendor, is an investor in Efficient. Since May 1978, Mr. Maher has held various positions with Siemens, including the following positions within the Siemens Public Communication Networks Group: October 1997 to September 1998, member of the board of directors; October 1995 to September 1997, Executive Director; and January 1993 to September 1995, Executive Director of Worldwide Product Planning. Prior to his positions within the Public Communication Networks Group, Mr. Maher was manager and then deputy director of system engineering for EWSD architecture and processor technology. Mr. Maher is also a director of Floware Wireless Systems Ltd. and Accelerated Networks, Inc. Mr. Maher holds a M.S. in Electrical Engineering and Solid State Physics from the University of Illinois.

     William L. Martin III has served as a director of Efficient since January 1997. Since November 1999, he has been Chief Executive Officer of White Rock Networks, Inc. (formerly Glassware Networks, Inc.), a developer of optical networking systems. From September 1994 to November 1999, Mr. Martin served as Senior Vice President of ADC Telecommunications, Inc. and President of the Business Broadband Group of ADC Telecommunications, Inc., a provider of communications networks systems and solutions and an investor in Efficient. Mr. Martin holds an M.B.A. from Harvard University, an M.S. of Aerospace Engineering and a B.S. in Engineering from the California Institute of Technology. Mr. Martin is also a director of Quary Technologies, Inc.

     Thomas H. Peterson has served as a director of Efficient since July 1993. Since May 1991, Mr. Peterson has been a General Partner of El Dorado Ventures, a venture capital firm and investor in Efficient. Mr. Peterson holds an M.B.A. from the University of California, Los Angeles and a B.S. in Electrical Engineering from Iowa State University.

     Classified Board

     Our board of directors is currently composed of eight members. Our certificate of incorporation provides for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. Messrs. Maher, Martin and Hawk have been designated Class I directors and their terms expire at the 2002 annual meeting of stockholders. Messrs. Floyd and Peterson have been designated Class II directors and their terms expire at the 2000 annual meeting of stockholders. Messrs. Brown, Gauer and Hoff have been designated Class III directors and their terms expire at the 2001 annual meeting of stockholders.

     Executive officers are appointed by the board of directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or officers.

     Board Committees

     The Board currently has three committees, the Audit Committee, the Compensation Committee and the Option Committee. There is no Nominating Committee.

     Our audit committee consists of Messrs. Martin and Hoff. The audit committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent accountants. In April 2000, the Board adopted a revised charter for the Audit Committee which is intended to comply with the recent modification to the Audit Committee requirements promulgated by the Securities and Exchange Commission and the Nasdaq National Market.

     Our compensation committee consists of Messrs. Brown and Gauer. The compensation committee reviews and recommends to the board of directors the compensation and benefits of our employees. The compensation committee also administers our stock-based employee benefit plans.

     Our option committee, which presently consists of Mr. Floyd as its sole member, has authority to grant options to employees and consultants - excluding officers and directors. The option committee is generally responsible for granting options in connection with individuals joining Efficient.

     Compensation Committee Interlocks and Insider Participation

     No member of the board of directors or the compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

     Director Compensation

     Directors do not currently receive any cash compensation from us for their service as members of the board of directors. Directors are eligible to receive option grants under our 1999 Stock Plan. For a description of this plan, see "-- Benefit Plans." In January 2000, the board granted to each of Messrs. Brown, Gauer, Hawk, Hoff, Maher, Martin and Peterson options to purchase 15,000 shares of common stock with an exercise price of $63.88 per share.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities and Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file certain reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and with The Nasdaq Stock Market. These officers, directors, and 10% shareholders are also required to furnish Efficient with copies of all
Section 16(a) forms that they file.

     Based solely on our review of copies of Forms 3 and 4 and amendments thereto furnished to Efficient pursuant to Rule 16a-3(e), we believe that, since the fiscal year ended June 30, 1999, all Section 16(a) filing requirements applicable to our officers and directors were complied with, except that reports on Form 3 were filed late by each of Messrs. Bourne, Hamilton, Nadeau, Ronald, Siegel, Waggoner and Ybarra, officers of Efficient, regarding their respective security holdings. One report on Form 4 was filed late by Mr. Nadeau, an officer of Efficient, and reports on Form 4 were filed late by each of Messrs. Gauer
(two), Hawk (one), Hoff (one), Maher (one), Martin (one) and Peterson (one), directors of Efficient, regarding their respective security holdings.

ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation Table. The table below sets forth the compensation earned for services rendered to Efficient in all capacities for the fiscal years ended June 30, 1998, 1999 and 2000 by our Chief Executive Officer and our next five most highly compensated executive officers who earned more than $100,000 during fiscal 2000. These executives are referred to as the "named executive officers" elsewhere in this annual report on Form 10-K.

                                                                                     Long-Term
                                                                                   Compensation
                                                        Annual                        Awards
                                                                                   ------------
                                                      Compensation                  Securities
                                       Fiscal                                       Underlying        All Other
  Name and Principal Position           Year          Salary        Bonus           Options (#)      Compensation
--------------------------------       ------        --------      -------          -----------     --------------
Mark A. Floyd...................       2000         $250,000      $250,000             400,000      $48,077 (2)
  President and Chief Executive        1999          200,000        80,000             350,000           --
   Officer                             1998          178,127        20,000             350,000       16,667 (3)


David B. Stefan (1).............       2000          125,000       225,000             100,000        7,997 (2)
  Vice President of Sales              1999          125,000       112,608             100,000           --
                                       1998           92,391        36,563             125,000       23,140 (4)

Patricia W. Hosek...............       2000          130,000       100,000             100,000       11,487 (2)
  Vice President of Engineering        1999          117,000        51,479             225,000           --
                                       1998          107,625        21,313              50,000           --

Gregory L. Langdon..............       2000          130,000       100,000             100,000       12,993 (2)
  Vice President of Marketing          1999          117,000        50,716             200,000           --
                                       1998          103,290        21,051              50,000           --

Paul E. Couturier (1)...........       2000          125,000       225,000              75,000       24,344 (5)
  Vice President of                    1999           90,000        76,410             137,500       27,426 (5)
   International Operations            1998           85,709        42,742              37,500       27,634 (5)


Jill S. Manning.................       2000          130,000       100,000             100,000       27,453 (6)
  Vice President of Finance, CFO       1999          100,000        30,000              75,000           --
                                       1998          100,000        10,000              55,000           --

-----------------
(1) Messrs. Stefan and Couturier ceased to be executive officers at the end of fiscal 2000.
(2)  Represents payment in lieu of accrued vacation.
(3)  Represents amount paid in lieu of accrued sabbatical benefit.
(4)  Represents a moving allowance.
(5)  Represents an annual car and vacation allowance.
(6) Includes $10,833 paid in lieu of accrued sabbatical benefit, and $16,620 paid for accrued vacation.

     Option Grants During Last Fiscal Year. The following table sets forth certain information with respect to stock options granted to each of the named executive officers in fiscal 2000, including the potential realizable value over the ten-year term of the options, based on assumed, annually compounded rates of stock value appreciation. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

     In fiscal 2000, we granted options to purchase up to an aggregate of 6,741,700 shares to employees and directors. All options were granted at exercise prices equal to the fair market value of our common stock on the date of grant. All options have a term of ten years. Optionees may pay the exercise price by cash, check or delivery of already-owned shares of our common stock. Options generally vest over four years, with 25% of the shares vesting one year after the option vesting start date and the remaining option shares vesting ratably on a monthly basis over the succeeding 36 months.

                               Individual Grants
                               -----------------

                                             Percent of
                              Number of     Total Options                                          Potential Realizable Value at
                              Securities      Granted to                   Market                  Assumed Annual Rates of Stock
                              Underlying     Employees In                 Value at                 Price Appreciation for Option
                                Options      Last Fiscal      Exercise     Date of   Expiration               Term
         Name                   Granted          Year          Price        Grant      Date             5%                 10%
---------------------------------------------------------------------------------------------------------------------------------
Mark A. Floyd..............     400,000          5.93%         $60.25      $60.25      1/6/10     $15,156,361         $38,409,193
David B. Stefan............     100,000          3.79%         $60.25      $60.25      1/6/10     $ 3,789,090         $ 9,602,298
Patricia W. Hosek..........     100,000          3.79%         $60.25      $60.25      1/6/10     $ 3,789,090         $ 9,602,298
Gregory L. Langdon.........     100,000          3.79%         $60.25      $60.25      1/6/10     $ 3,789,090         $ 9,602,298
Paul E. Courturier.........      75,000          2.84%         $60.25      $60.25      1/6/10     $ 2,841,818         $ 7,201,724
Jill S. Manning............     100,000          3.79%         $60.25      $60.25      1/6/10     $ 3,789,090         $ 9,602,298

     Aggregate Option Exercises During the Last Fiscal Year and Fiscal Year-End Option Values. The following table sets forth information with respect to the named executive officers concerning options exercised by them during fiscal 2000 and the exercisable and unexercisable options held by them as of June 30, 2000. The "Value Realized" is based on the fair market value of our common stock as quoted on the Nasdaq National Market on the date of exercise, less the per share exercise price, multiplied by the number of shares issued. The "Value of Unexercised In-the-Money Options at June 30, 2000" is based on the closing price of $73.86 per share of our common stock as quoted on the Nasdaq National Market on June 30, 2000, less the per share exercise price, multiplied by the number of shares issuable upon exercise of the options.

                                                                           Number of Securities         Value of Unexercised
                                                                          Underlying Unexercised       In-the-Money Options at
                                                                        Options at Fiscal Year-End         Fiscal Year-End
                                                                      -----------------------------    ------------------------
                                    Shares Acquired        Value
          Name                       on Exercise          Realized     Exercisable  Unexercisable    Exercisable   Unexercisable
----------------------------        ---------------     ------------   -----------  -------------    -----------   -------------
Mark A. Floyd...............                --           $       --      572,917        777,083        $41,706,170    $32,602,330
David B. Stefan.............            22,500           $2,306,250       89,480        213,020        $ 6,463,762    $ 9,456,888
Patricia W. Hosek...........            43,208           $4,422,923      126,063        273,437        $ 9,052,537    $13,711,058
Gregory L. Langdon..........            81,667           $7,343,815      110,000        258,333        $ 7,903,994    $12,640,112
Paul E. Couturier...........            50,000           $3,056,500       94,792        180,208        $ 6,833,576    $ 8,507,924
Jill S. Manning.............            19,000           $1,729,120      110,376        175,624        $ 8,024,170    $ 6,757,590

Benefit Plans

1999 Stock Plan

     Our 1999 stock plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting to employees and consultants of nonstatutory stock options and stock purchase rights. The stock plan was approved by the board of directors in April 1999 and by our stockholders in May 1999. Unless terminated sooner, the stock plan will terminate automatically in 2009. A total of 3,500,000 shares of our common stock was originally reserved for issuance, plus automatic annual increases equal to the lesser of:

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

1999 Non-Statutory Stock Option Plan

     Our 1999 non-statutory stock option plan provides for the grant of nonstatutory stock options to employees and consultants of Efficient - excluding officers or directors. The plan was approved by our board of directors in November 1999 and was amended in April 2000 and July 2000 to increase the number of shares reserved for issuance thereunder by an aggregate of 2,550,000 from 950,000 to 3,500,000. Unless terminated sooner, the plan will terminate automatically in 2009. A total of 3,500,000 shares of common stock are currently reserved for issuance under the plan.

     The plan may be administered by the board of directors or a committee of the board. The board or a committee of the board has the power to determine the terms of the options, including the exercise price, the number of shares subject to each option, the exercisability thereof, and the form of consideration payable upon exercise. In addition, the board or a committee of the board has the authority to amend, suspend or terminate the plan, provided that no such action may affect any share of common stock previously issued and sold or any option previously granted under the plan.

     Options granted under the plan are not generally transferable by the optionee, and each option is exercisable during the lifetime of the optionee only by the optionee. Options granted under the plan must generally be exercised within three months of the end of optionee's status as an employee or consultant of Efficient, or within twelve months after the optionee's termination by death or disability, but in no event later than the expiration of the option's ten year term. The exercise price of stock options granted under the plan is determined by the board or a committee of the board. The term of stock options granted under the plan may not exceed ten years.

     The plan provides that in the event of a merger of Efficient with or into another corporation, or a sale of substantially all of our assets, each option shall be assumed or an equivalent option substituted by the successor corporation. If the outstanding options are not assumed or substituted, the board or a committee of the board will provide for the optionee to have the right to exercise the option as to all of the optioned stock, including shares that would otherwise not be exercisable, for a period of fifteen (15) days from the date of the notice, and the option will terminate upon the expiration of such period.

1999 Employee Stock Purchase Plan

     Our 1999 employee stock purchase plan was adopted by our board of directors in April 1999 and by our stockholders in May 1999. A total of 200,000 shares of common stock was originally reserved for issuance under the purchase plan, plus automatic annual increases equal to the lesser of:

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

401(k) Plan

     On January 1, 1995, we adopted the Efficient Networks, Inc. 401(k) Plan (the "401(k) Plan") a cash-or- deferred arrangement which covers our eligible employees who have attained the age of 21. The 401(k) Plan is intended to qualify under Sections 401(a), 401(m) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") and the 401(k) Plan trust is intended to qualify under Section 501(a) of the Code. All contributions to the 401(k) Plan by eligible employees or by us, and the investment earnings thereon, are not taxable to such employees until withdrawn, and any contributions we may make are expected to be deductible by us. Our eligible employees may elect to reduce their current eligible compensation by one percent (1%) up to fifteen (15%), subject to the maximum statutorily prescribed annual limit of $10,500 (in 2000), and to have such salary reductions contributed on their behalf to the 401(k) Plan. The 401(k) Plan permits, but does not require, that we may make matching contributions on behalf of all eligible employees who make salary reduction contributions to the 401(k) Plan. We have elected to make matching contributions for the Plan Year ending December 31, 2000, equal to 50% of a participant's salary deferral contributions for each payroll period, on up to 12% of a participant's annual compensation. Company matching contributions vest 25% for each year of the participant's service to Efficient, over a four-year period. The 401(k) Plan also permits, but does not require, that we may make additional profit-sharing contributions on behalf of all eligible employees. To date, we have not made such additional profit-sharing contributions to the 401(k) Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table on the following page sets forth information regarding the beneficial ownership of our common stock as of September 1, 2000, by (a) each person or entity who is known by us to own beneficially more than 5% of our outstanding stock; (b) each of our directors; (c) each of the named executive officers; and (d) all directors and executive officers as a group.

                                                                            Number of Shares             Percentage of Shares
                        Name and Address                                   Beneficially Owned             Beneficially Owned
 --------------------------------------------------------------           --------------------         ------------------------
Cabletron Systems, Inc..........................................                10,876,099                     19.39%
35 Industrial Way
Rochester, NH  03867

Texas Instruments Incorporated..................................                 3,188,706                      5.68%
P.O. Box 660199, M.S. 8650
Dallas, TX 75266-0199

El Dorado Ventures(1)...........................................                 3,374,382                      6.02%
2400 Sand Hill Road, Suite 100
Menlo Park, CA 94025

Siemens AG......................................................                 3,716,800                      6.63%
Hofmannstrasse 51
81359 Munchen, Germany

Mark A. Floyd(2)................................................                 1,321,876                      2.33%
Bruce W. Brown(3)...............................................                    55,000                      *
Robert A. Hoff(4)...............................................                   761,718                      1.36%
Thomas H. Peterson(5)...........................................                 3,424,294                      6.10%
James P. Gauer(6)...............................................                    86,595                      *
Anthony T. Maher(7).............................................                 3,726,800                      6.64%
William L. Martin III(8)........................................                    31,500                      *
Robert Hawk(9)..................................................                   150,873                      *
David B. Stefan(10).............................................                    90,473                      *
Patricia W. Hosek(11)...........................................                   150,783                      *
Gregory L. Langdon(12)..........................................                   142,917                      *
Paul E. Couturier(13)...........................................                   117,625                      *
Jill S. Manning(14).............................................                   110,669                      *
All directors and officers as a group (17 persons)(15)..........                10,241,331                     19.15%

__________________________

     Unless otherwise indicated above, each stockholder named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Efficient Networks, Inc., 4849 Alpha Road, Suite 1200, Dallas, Texas 75244.

*    Less than 1% of the outstanding shares of common stock.

(1) Represents 2,578,275 shares held by El Dorado Ventures III, 47,751 shares held by El Dorado C&L Fund, L.P., 80,231 shares held by El Dorado Technology IV, L.P., 617,103 shares held by El Dorado Ventures IV, L.P., and 51,022 shares held by El Dorado Technology `98, L.P.

(2) Includes 671,876 shares issuable upon exercise of stock options exercisable on or before November 1, 2000.

(3) Includes 55,000 shares issuable upon exercise of stock options exercisable on or before November 1, 2000.

(4) Mr. Hoff is a general partner of Crosspoint Venture Partners. The shares listed represent (a) 551,061 shares held by Crosspoint Ventures LS 1997, L.P.; (b) 173,157 shares held by Mr. Hoff; and (c) 37,500 shares issuable upon exercise of stock options held by Mr. Hoff and exercisable on or before November 1, 2000. Mr. Hoff disclaims beneficial ownership of the shares held by Crosspoint Ventures LS 1997, L.P., except to the extent of his pecuniary interest therein.

(5) Mr. Peterson is a general partner of El Dorado Ventures. The shares listed represent (a) 2,578,275 shares held by El Dorado Ventures, III; 47,751 shares held by El Dorado C&L Fund, L.P., 80,231 shares held by El Dorado Technology IV, L.P.; 617,103 shares held by El Dorado Ventures IV, L.P.; and 51,022 shares held by El Dorado Technology 98, L.P.; (b) 12,412 shares held by Mr. Peterson; and (c) 37,500 shares issuable upon exercise of stock options held by Mr. Petersen and exercisable on or before November 1, 2000. Mr. Peterson disclaims beneficial ownership of the shares held by El Dorado Ventures, except to the extent of his pecuniary interest therein.

(6) The shares listed represent (a) 74,095 shares held by Mr. Gauer, and (b) 12,500 shares issuable upon exercise of stock options held by Mr. Gauer and exercisable on or before November 1, 2000.

(7) Mr. Maher is a member of the board of Siemens AG Information and Communication Networks. The shares listed represent (a) 3,716,800 shares held by Siemens AG, and (b) 10,000 shares held by Mr. Maher. Mr. Maher disclaims beneficial ownership of the shares held by Siemens AG.

(8) Includes 12,500 shares issuable upon exercise of stock options held by Mr. Martin and exercisable on or before November 1, 2000.

(9) Includes 150,000 shares issued upon exercise of a stock option. 75,000 of such shares are currently subject to a right of repurchase by Efficient.

(10) Includes 80,416 shares issuable upon exercise of stock options exercisable on or before November 1, 2000.

(11) Includes 112,417 shares issuable upon exercise of stock options exercisable on or before November 1, 2000.

(12) Includes 96,250 shares issuable upon exercise of stock options exercisable on or before November 1, 2000.

(13) Includes 115,625 shares issuable upon exercise of stock options exercisable on or before November 1, 2000.

(14) Includes 90,251 shares issuable upon exercise of stock options exercisable on or before November 1, 2000.

(15) Includes an aggregate of 1,389,543 shares issuable upon exercise of stock options exercisable on or before November 1, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a description of transactions during our last fiscal year to which we have been a party, in which the amount involved in the transaction exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our capital stock had or will have a direct or indirect material interest other than compensation arrangements that are otherwise required to be described under "Management":

     Siemens AG. Mr. Maher, a member of our board of directors, is affiliated with Siemens. Efficient and Siemens are party to an original equipment manufacture purchase agreement which provides for the purchase by Siemens of certain of our products, software and customization services, in the ordinary course of business. During fiscal 2000 we generated $8.0 million in revenues from sales made to Siemens - this accounted for 3.9% of our total sales revenues for fiscal 2000.

     Cabletron Systems, Inc. Cabletron is a greater than 5% stockholder of Efficient. In connection with our acquisition of Cabletron's subsidiary, FlowPoint Corp., we entered into a reseller agreement with Cabletron pursuant to which Cabletron purchases certain of our products in the ordinary course of business. During fiscal 2000 we generated $11.6 million in revenues from sales made to Cabletron - this accounted for 5.7% of our total sales revenues for fiscal 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

          See Item 8 above.

     2.   FINANCIAL STATEMENT SCHEDULES

          See Item 14(d) below.

     3.   EXHIBITS

 Exhibit
 Number
--------

2.1(1) Agreement and Plan of Merger and Reorganization dated as of November 21, 1999 by and among Efficient Networks, Inc., Cabletron Systems, Inc., Flowpoint Corporation and Fire Acquisition Corporation.

2.2(1)       Amendment No. 1 to the Merger Agreement dated December 14, 1999.

2.3(1)       Amendment No. 2 to the Merger Agreement dated December 17, 1999.

3.1(2)       Certificate of Incorporation.

3.2(3)       Amended and Restated Bylaws.

4.1(4) Form of Indenture, dated March 1, 2000, between the Registrant and State Street Bank and Trust Company of California, N.A.

4.2(4)       Form of Note issued in connection with the March 2000 Indenture.

10.1(2) Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(5) Office Lease Agreement dated November 5, 1999 between the Registrant and Jackson-Shaw/Alpha Metro Limited Partnership.

10.3 Office Lease Agreement dated March 16, 2000 between the Registrant and Boccardo Corporation.

10.4(2) Investor's Rights Agreement dated July 30, 1993 executed in connection with the issuance and sale of our Series A Preferred Stock.

10.5(2) Amendment No. 1 to the Investors' Rights Agreement dated February 9, 1994, executed in connection with the issuance and sale of our Series B Preferred Stock.

10.6(2) Amendment No. 2 to the Investors' Rights Agreement dated September 30, 1994, executed in connection with the issuance and sale of our Series C Preferred Stock.

10.7(2) Amendment No. 3 to the Investors' Rights Agreement dated September 1, 1995, executed in connection with the issuance and sale of our Series D Preferred Stock.

10.8(2) Amendment No. 4 to the Investors' Rights Agreement Dated December 31, 1996, executed in connection with the issuance and sale of our Series E Preferred Stock.

10.9(2) Amendment No. 5 to the Investors' Rights Agreement Dated February 17, 1998, executed in connection with the issuance and sale of our Series F Preferred Stock.

10.10(2) Amendment No. 6 to the Investors' Rights Agreement Dated June 10, 1998, executed in connection with the issuance and sale of our Series G Preferred Stock.

 Exhibit
 Number
---------

10.11(2) Amendment No. 7 to the Investors' Rights Agreement Dated January 11, 1999, executed in connection with the issuance and sale of our Series H Preferred Stock.

10.18(2) Amendment No. 9 to the Investor's Rights Agreement dated June 28, 1999, executed in connection with the issuance and sale of a convertible promissory note.

10.19(2) Amendment No. 10 to the Investor's Rights Agreement dated November 21, 1999, executed in connection with shares issued in the acquisition of FlowPoint Corp.

10.20(4) Form of Registration Rights Agreement, dated as of March 1, 2000, by and among the Registrant and Credit Suisse First Boston Corporation, FleetBoston Robertson Stephens Inc., Dain Rauscher Incorporated and WR Hambrecht + Co, LLC.

10.21(5) Reseller Agreement dated December 17, 1999 between the Registrant and Cabletron Systems, Inc.

10.22(2)    1999 Stock Plan and form of related agreements thereunder.

10.23       1999 Nonstatutory Stock Option Plan, as amended.

10.24(2)    1999 Employee Stock Purchase Plan and form of agreements thereunder.

10.25(5) Standstill and Disposition Agreement dated December 17, 1999 by and between the Registrant and Cabletron Systems, Inc.

23.1        Consent of KPMG LLP

24.1        Power of Attorney (see page 61).

27.1        Financial Data Schedule.

________________________
(1) Incorporated by reference to exhibits filed with the Registrant's current report on Form 8-K (File No. 000-26473) dated December 30, 1999.

(2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-77795) declared effective July 14, 1999.

(3) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K (File No. 000-26473) for the fiscal year ended June 30, 1999.

(4) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q/A (File No. 000-26473) for the fiscal quarter ended March 31, 2000 as filed with the Commission on July 14, 2000.

(5) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-94289) declared effective February 2, 2000.


(b)         REPORTS ON FORM 8-K

            On July 20, 2000, the Registrant filed a current report on Form 8-K dated July 18, 2000 pursuant to Item 5 thereof, updating its reported description of the general development of its business.

(c)         EXHIBITS

            See Item 14(a)(3) above.

(d)         FINANCIAL STATEMENT SCHEDULES

            Independent Auditors' Report on Schedule.......................  F-2

            Schedule II - Valuation and Qualifying Accounts................ F-24

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 21st day of September, 2000.

                                    EFFICIENT NETWORKS, INC.


                                    By:  /s/ Mark A. Floyd
                                         -------------------------------------
                                         Mark A. Floyd
                                         President and Chief Executive Officer

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

             Signature                                     Title                                    Date
-----------------------------------  -------------------------------------------------  ------------------------
/s/ Mark A. Floyd                    President, Chief Executive Officer and Chairman     September 21, 2000
-----------------------------------    of the Board (Principal Executive Officer)
Mark A. Floyd

/s/ Jill S. Manning                  Vice President and Chief Financial Officer          September 21, 2000
-----------------------------------    (Principal Financial and Accounting Officer)
Jill S. Manning

/s/ Bruce W. Brown                   Director                                            September 21, 2000
-----------------------------------
Bruce W. Brown

/s/ James P. Gauer                   Director                                            September 21, 2000
-----------------------------------
James P. Gauer

/s/ Robert C. Hawk                   Director                                            September 21, 2000
-----------------------------------
Robert C. Hawk

/s/ Robert A. Hoff                   Director                                            September 21, 2000
-----------------------------------
Robert A. Hoff

/s/ Anthony T. Maher                 Director                                            September 21, 2000
-----------------------------------
Anthony T. Maher

/s/ William L. Martin III            Director                                            September 21, 2000
-----------------------------------
William L. Martin III

/s/ Thomas H. Peterson               Director                                            September 21, 2000
-----------------------------------
Thomas H. Peterson

                           EFFICIENT NETWORKS, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
--------------------------------------------------------------------------------

Independent Auditors' Report..............................................   F-2
Consolidated Balance Sheets...............................................   F-3
Consolidated Statements of Operations.....................................   F-4
Consolidated Statements of Stockholders' Equity (Deficit).................   F-5
Consolidated Statements of Cash Flows.....................................   F-6
Notes to Consolidated Financial Statements................................   F-7

                         Independent Auditors' Report

The Board of Directors
Efficient Networks, Inc.:

     We have audited the accompanying consolidated balance sheets of Efficient Networks, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Efficient Networks, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                     KPMG LLP

Dallas, Texas
July 18, 2000

                           EFFICIENT NETWORKS, INC.
                          Consolidated Balance Sheets
                            June 30, 2000 and 1999
                       (in thousands, except share data)


                                Assets                                                   2000                     1999
                                                                                   -----------------------------------
Current assets:
  Cash and cash equivalents                                                        $  174,390                 $  3,604
  Short-term investments                                                              326,742                       --
  Accounts receivable, net of allowances for doubtful accounts of
    $1,687 and $120 at June 30, 2000 and 1999, respectively                            91,248                   10,316
  Inventory deposit                                                                    50,000                       --
  Inventories                                                                          29,759                    5,472
  Other current assets                                                                  1,665                      241
                                                                                   ----------                 --------
       Total current assets                                                           673,804                   19,633
Furniture and equipment, net                                                           21,005                    2,285
Goodwill and other intangible assets, net of accumulated amortization
  of $100,432                                                                         843,176                       --
Other assets, net                                                                      17,109                       29
                                                                                   ----------                 --------
                                                                                   $1,555,094                 $ 21,947
                                                                                   ==========                 ========

                      Liabilities, Redeemable Convertible
              Preferred Stock and Stockholders' Equity (Deficit)
Current Liabilities:
  Accounts payable                                                                 $   22,634                 $  4,104
  Accrued liabilities                                                                  41,366                    2,230
  Current portion of capital lease obligations                                            738                       --
  Deferred revenue                                                                      6,338                      736
                                                                                   ----------                 --------
       Total current liabilities                                                       71,076                    7,070
Convertible subordinated notes                                                        400,000                       --
Capital lease obligations, net of current portion                                       2,069                       --
Long-term debt, net of discount                                                            --                   13,396
                                                                                   ----------                 --------
       Total liabilities                                                              473,145                   20,466
                                                                                   ----------                 --------
Redeemable convertible preferred stock                                                     --                   40,495
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, 9,993,700 shares authorized; none outstanding
  Common stock, par value $.001 per share, 200,000,000 shares authorized; 55,739,656 and 4,362,221 shares issued and outstanding
    in 2000 and 1999, respectively                                                         56                        4
  Additional paid-in capital                                                        1,275,517                   29,777
  Deferred stock option compensation                                                   (9,989)                 (14,606)
  Accumulated deficit                                                                (184,635)                 (54,189)
  Accumulated other comprehensive income                                                1,000                       --
                                                                                   ----------                 --------
       Total stockholders' equity (deficit)                                         1,081,949                  (39,014)
                                                                                   ----------                 --------
                                                                                   $1,555,094                 $ 21,947
                                                                                   ==========                 ========

See accompanying notes to consolidated financial statements.

                           EFFICIENT NETWORKS, INC.
                     Consolidated Statements of Operations
                   Years ended June 30, 2000, 1999 and 1998
                     (in thousands, except per share data)


                                                                           2000                1999                1998
                                                                      ---------            --------             -------
Net revenues                                                          $ 202,203            $ 14,828             $ 3,370
Cost of revenues                                                        156,682              14,344               2,160
                                                                      ---------            --------             -------
  Gross profit                                                           45,521                 484               1,210
                                                                      ---------            --------             -------
Operating expenses:
  Sales and marketing                                                    35,433               6,133               3,436
  Research and development                                               24,973               7,747               4,389
  General and administrative                                              9,384               1,993               1,641
  Stock option compensation                                               4,908               3,116               1,165
  Amortization of goodwill and other intangible assets                  100,431                  --                  --
  In-process research and development                                     4,970                  --                  --
                                                                      ---------            --------             -------
     Total operating expenses                                           180,099              18,989              10,631
                                                                      ---------            --------             -------
     Loss from operations                                              (134,578)            (18,505)             (9,421)
Interest income                                                          12,045                 202                 146
Interest expense and other, net                                          (7,913)             (8,102)                (16)
                                                                      ---------            --------             -------

     Net loss                                                         $(130,446)           $(26,405)            $(9,291)
                                                                      =========            ========             =======
     Basic and diluted net loss per share of common stock             $   (3.06)           $  (6.87)            $ (2.86)
                                                                      =========            ========             =======
     Weighted-average shares of common stock outstanding                 42,629               3,893               3,254
                                                                      =========            ========             =======

See accompanying notes to consolidated financial statements.

                           EFFICIENT NETWORKS, INC.
           Consolidated Statements of Stockholders' Equity (Deficit)
                   Years ended June 30, 2000, 1999 and 1998
                       (in thousands, except share data)

                                                                                                        Accumulated       Total
                                                                              Deferred                      other     stockholders'
                                              Common stock     Additional   stock option   Accumulated  comprehensive      equity
                                           ----------------
                                            Shares   Amount paid-in capital compensation     deficit       income       (deficit)
                                           --------- ------ --------------- ------------   -----------  ------------- -------------
Balance at June 30, 1997                   3,054,771    $ 3      $    3,717     $ (2,837)    $ (18,493)         $  --    $  (17,610)
     Issuance of common stock under
        stock option plan                    448,125      1              61           --            --             --            62
     Issuance of common stock                114,068     --             300           --            --             --           300
     Deferred stock option compensation           --     --           3,143       (3,143)           --             --            --
     Amortization of deferred stock
        option compensation                       --     --              --        1,165            --             --         1,165
     Net loss                                     --     --              --           --        (9,291)            --        (9,291)
                                          ----------    ---      ----------     --------     ---------  -------------    ----------
Balance at June 30, 1998                   3,616,964      4           7,221       (4,815)      (27,784)            --       (25,374)
     Issuance of common stock under
        stock option plan                    745,257     --           1,683           --            --             --         1,683
     Stock options forfeited                      --     --            (223)         223            --             --            --
     Issuance of warrants                         --     --           6,173           --            --             --         6,173
     Convertible promissory note                  --     --           2,143           --            --             --         2,143
     Deferred stock option compensation           --     --          13,130      (13,130)           --             --            --
     Amortization of deferred stock
        option compensation                       --     --              --        3,116            --             --         3,116
     Accretion of issuance costs on
        redeemable convertible preferred
        stock                                     --     --            (350)          --            --             --          (350)
     Net loss                                     --     --              --           --       (26,405)            --       (26,405)
                                          ----------    ---      ----------     --------     ---------  -------------    ----------
Balance at June 30, 1999                   4,362,221      4          29,777      (14,606)      (54,189)            --       (39,014)
     Comprehensive income (loss):
         Net loss                                 --     --              --           --      (130,446)            --      (130,446)
         Unrealized net gains on securities       --     --              --           --            --          1,000         1,000
                                                                                                                         ----------
     Comprehensive loss                           --     --              --           --            --             --      (129,446)
     Issuance of common stock under
         stock option plan                 1,799,755      2             976           --            --             --           978
     Stock options forfeited                      --     --          (2,837)       2,837            --             --            --
     Issuance of common stock              7,377,800      7         246,887           --            --             --       246,894
     Stock issued in connection with
         acquisition of FlowPoint
         Corporation                       7,200,000      7         493,193           --            --             --       493,200
     Stock issued in connection with
         acquisition of Network
         TeleSystems, Inc.                   400,000      1          18,368           --            --             --        18,369
     Conversion of subordinated notes      3,579,650      4          14,018           --            --             --        14,022
     Conversion of redeemable preferred
         stock                            31,020,230     31         472,007           --            --             --       472,038
     Deferred stock option compensation           --     --           3,128       (3,128)           --             --            --
     Amortization of deferred stock
         option compensation                      --     --              --        4,908            --             --         4,908
                                          ----------    ---      ----------     --------     ---------  -------------    ----------
 Balance at June 30, 2000                 55,739,656    $56      $1,275,517     $ (9,989)    $(184,635)        $1,000    $1,081,949
                                          ==========    ===      ==========     ========     =========  =============    ==========

         See accompanying notes to consolidated financial statements.

                           EFFICIENT NETWORKS, INC.
                     Consolidated Statements of Cash Flows
                   Years ended June 30, 2000, 1999 and 1998
                                (in thousands)

                                                                     2000                 1999                 1998
                                                                  ---------            ---------             --------
Cash flows from operating activities:
 Net loss                                                         $(130,446)            $(26,405)             $(9,291)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                    2,284                  807                  727
     Amortization of deferred stock option
      compensation                                                    4,908                3,116                1,165
     Accretion of discount on subordinated promissory
      notes                                                             604                7,712                   --
     Accretion of deferred issuance costs on
      convertible subordinated notes                                    797                   --                   --
     Amortization of goodwill and other intangible
      assets                                                        100,431                   --                   --
     In-process research and development                              4,970                   --                   --
   Changes in operating assets and liabilities, net of
     acquisitions:
     Accounts receivable, net                                       (70,842)             (11,873)                 318
     Inventory deposit                                              (50,000)                  --                   --
     Inventories                                                    (23,053)              (4,574)                (304)
     Other assets and liabilities                                    (6,513)                  49                 (201)
     Accounts payable and accrued liabilities                        28,422                7,043                  967
     Deferred revenue                                                 5,263                  736                   --
                                                                  ---------             --------              -------
       Net cash used in operating activities                       (133,175)             (23,389)              (6,619)
                                                                  ---------             --------              -------
Cash flows used in investing activities:
  Purchases of furniture and equipment                              (17,621)              (1,688)                (572)
  Purchases of investments                                         (486,083)                  --                   --
  Proceeds from sales and maturities of investments                 160,342                   --                   --
  Net cash received in connection with purchases of:
    FlowPoint Corporation                                            10,916                   --                   --
    Network TeleSystems, Inc.                                         1,188                   --                   --
                                                                  ---------             --------              -------
       Net cash used in investing activities                       (331,258)              (1,688)                (572)
                                                                  ---------             --------              -------
Cash flows from financing activities:
  Principal payments on capital lease obligations                       (53)                 (11)                 (78)
  Proceeds from issuance of convertible subordinated
    notes                                                           400,000                   --                   --
  Payment of issuance costs for convertible
    subordinated notes                                               12,600                   --                   --
  Proceeds from issuance of promissory notes and
    warrants                                                             --               14,000                1,000
  Proceeds from issuance of common stock                            247,872                1,683                  362
  Proceeds from issuance of preferred stock                              --                5,402               10,101
                                                                  ---------             --------              -------
    Net cash provided by financing activities                       635,219               21,074               11,385
                                                                  ---------             --------              -------
Increase (decrease) in cash and cash equivalents                    170,786               (4,003)               4,194
Cash and cash equivalents at beginning of year                        3,604                7,607                3,413
                                                                  ---------             --------              -------
Cash and cash equivalents at end of year                          $ 174,390             $  3,604              $ 7,607
                                                                  =========             ========              =======

     See accompanying notes to consolidated financial statements.

                                                                    EXHIBIT 23.1

                           EFFICIENT NETWORKS, INC.
                  Notes to Consolidated Financial Statements
                         June 30, 2000, 1999 and 1998

(1)  Incorporation and Nature of Business

          Efficient Networks, Inc. (the "Company") was incorporated under the laws of the State of Delaware on June 10, 1993. The Company is a worldwide developer and supplier of high speed digital subscriber line ("DSL") customer premises equipment for the high speed, high volume digital communication, or broadband, access market.

(2)  Summary of Significant Accounting Policies

          (a)  Principles of Consolidation
                    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries located in California, The Netherlands and Singapore. All significant intercompany accounts and transactions have been eliminated in consolidation.

          (b)  Cash Equivalents
                    Cash equivalents consist primarily of investment accounts comprised of investments in commercial paper, repurchase agreements and money market funds. For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

          (c)  Investments
                    The Company accounts for investments in marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Marketable securities are composed primarily of government and corporate fixed income securities. The Company classifies all of its marketable securities as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a component of comprehensive income (loss).

          (d)  Inventories
                    Inventories are stated at the lower of average cost or market (net realizable value).

          (e)  Furniture and Equipment
                    Furniture and equipment are stated at cost. Equipment acquired under capital leases is stated at the present value of minimum lease payments. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Plant and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. The estimated useful lives are as follows:

                           EFFICIENT NETWORKS, INC.
                  Notes to Consolidated Financial Statements
                   June 30, 2000, 1999 and 1998 (continued)

                                                                   Years
                                                                   -----
                         Computers...............................    5
                         Software................................    3
                         Equipment...............................    5
                         Furniture and fixtures..................    7

          (f)  Income Taxes
                    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          (g)  Revenue Recognition
                    Revenue from product sales is generally recognized upon shipment to customers. Reserves for estimated sales returns and allowances are recorded in the same period as the related revenues. Revenue related to sales transactions that provide the customer with the right to return product is either fully or partially deferred, depending on the Company's experience with the customer, until the related products are deployed by the customer and/or the return privileges expire.

                    Deferred revenue of $6.3 million and $736,000 at June 30, 2000 and 1999, respectively, primarily relates to shipments of product to customers where title and risk of ownership has passed to the customer, but revenue recognition has been deferred due to certain stock balancing and right of return privileges granted to the customer. Deferred revenue also includes maintenance revenue that is recognized ratably over the related maintenance term.

          (h)  Stock-Based Compensation
                    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

          (i)  Impairment of Long-Lived Assets and Long-Lived Assets to Be
               Disposed
                    Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                           EFFICIENT NETWORKS, INC.
                  Notes to Consolidated Financial Statements
                   June 30, 2000, 1999 and 1998 (continued)

          (j)  Net Loss Per Share of Common Stock
                    Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and conversion of the Company's redeemable convertible preferred stock. The diluted loss per share amount is the same as basic loss per share since the Company has a net loss in each of the periods presented and the impact of the assumed exercise of the stock options and warrants and the assumed preferred stock conversion is antidilutive. Common stock equivalents (in thousands) of 6,818, 29,007, and 21,624 shares for the years ended June 30, 2000, 1999, and 1998, respectively, were excluded from the calculation of diluted loss per share as their inclusion would be antidilutive.

                    The following table presents the calculation of basic and diluted loss per share (in thousands, except per share amounts):

                                                                                Year Ended June 30,
                                                                   -------------------------------------------
                                                                       2000           1999             1998
                                                                   ------------   ------------    ------------
                         Net loss                                  $(130,446)     $    (26,405)   $     (9,291)
                         Accretion of issuance costs on
                         redeemable convertible preferred stock           --              (350)             --
                                                                   ---------      ------------    ------------
                         Net loss available to common stockholders $(130,446)     $    (26,755)   $     (9,291)
                                                                   =========      ============    ============
                         Weighted average shares outstanding          42,629             3,893           3,254
                                                                   =========      ============    ============

                         Basic and diluted net loss per share      $   (3.06)     $      (6.87)   $      (2.86)
                                                                   =========      ============    ============

          (k)  Fair Value of Financial Instruments
                    The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The estimated fair value, which is based on quoted dealer prices, of the convertible subordinated notes outstanding at June 30, 2000 (see Note 10) was $300.2 million.

                    The estimated fair values of the convertible promissory notes and subordinated promissory notes and related warrants as of June 30, 1999 were approximately $6,803,000 and $40,294,000 respectively. These fair values were determined using a valuation model with the following assumptions: a volatility factor of 40% obtained from the stock price volatility experienced by certain of the Company's principal competitors; a risk-free interest rate of 5.71%; the contractual term of the respective notes; the estimated fair value of the Company's common stock ($12.00 at June 30, 1999); and the exercise price of the detachable warrants.

          (l)  Comprehensive Income
                    On July 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income
                    (loss) includes all changes in equity during a period except those resulting from investments by and distributions to owners. In addition to net loss from operations, elements of comprehensive loss for the year ended June 30, 2000 include net unrealized gains on securities. Prior to the year ended June 30, 2000, no elements of comprehensive income (loss) existed other than net loss from operations.

                           EFFICIENT NETWORKS, INC.
                  Notes to Consolidated Financial Statements
                   June 30, 2000, 1999 and 1998 (continued)


          securities. Prior to the year ended June 30, 2000, no elements of comprehensive income (loss) existed other than net loss from operations.

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

(3)  Completion of Initial and Follow-on Public Offerings

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

(4)  Acquisitions

     On May 9, 2000, the Company entered into an agreement to acquire Network TeleSystems, Inc. ("NTS"). The acquisition was completed on May 22, 2000. The results of operations of NTS have been included in the Company's consolidated statement of operations from the date of acquisition through June 30, 2000. The Company financed the acquisition through the issuance of 400,000 shares of common stock. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. The shares issued to the stockholders of NTS had a fair market value of $18.4 million based on the market price of $45.92, which represents the average closing sale price for two trading days before and two trading days after the terms of the acquisition were agreed to.

     The total purchase price of $19.3 million, including direct acquisition costs of approximately $900,000, was allocated as follows (in thousands):

          Excess cost over fair value of net assets acquired                    $17,923
          Fair value of tangible assets acquired, net of liabilities assumed      1,345
                                                                                -------
                                                                                $19,268
                                                                                =======

     In connection with the NTS acquisition, the Company recorded $17.9 million in intangible assets, of which approximately $400,000 was amortized in the year ended June 30, 2000. The

                           EFFICIENT NETWORKS, INC.
                  Notes to Consolidated Financial Statements
                   June 30, 2000, 1999 and 1998 (continued)


     remainder will be amortized at a rate of approximately $3.6 million per year over a five-year period.

     On November 21, 1999, the Company entered into an agreement with Cabletron Systems, Inc. ("Cabletron") to acquire its wholly-owned subsidiary FlowPoint Corporation ("FlowPoint") from Cabletron. The acquisition was completed on December 17, 1999. The results of operations of FlowPoint have been included in the Company's consolidated statement of operations from the date of acquisition through June 30, 2000.

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

     The total purchase price of $938.7 million, including direct costs of acquisition of $13.9 million, was allocated as follows (in thousands):

          Acquired technology                                                             $ 21,545
          Assembled workforce                                                                  940
          Sales channel and customer relationships                                          12,930
          In-process research and development                                                4,970
          Non-compete agreements                                                                50
          Excess cost over fair value of net assets acquired                               889,912
          Fair value of tangible assets acquired, net of liabilities assumed                 8,307
                                                                                          --------
                                                                                          $938,654
                                                                                          ========

     The allocation of acquired technology, assembled workforce, sales channel and customer relationships, in process research and development and non-compete agreements was based upon an independent valuation. The Company wrote off in-process research and development immediately upon consummation of the acquisition. In addition, in connection with the FlowPoint acquisition, the Company recorded $925.4 million in intangible assets, of which $100.0 million was amortized during the fiscal year ended June 30, 2000. The remainder will be amortized at a rate of approximately $185.2 million per year over a five-year period.

                           EFFICIENT NETWORKS, INC.
                  Notes to Consolidated Financial Statements
                   June 30, 2000, 1999 and 1998 (continued)


     The following pro forma financial information presents a summary of the results of operations as if the acquisitions had occurred on July 1, 1998:

                                                                               (Unaudited)
                                                                       ------------------------------------
                                                                           Year ended         Year ended
                                                                         June 30, 2000       June 30, 1999
                                                                       ------------------  ----------------
          Revenues                                                          $ 227,810          $  37,077
          Expenses                                                            446,466            251,404
                                                                            ---------          ---------
          Net loss                                                          $(218,656)         $(214,327)
                                                                            =========          =========

          Basic and diluted loss per share of common stock                  $   (4.73)         $  (18.78)
                                                                            =========          =========
          Shares used in computing basic and diluted loss per share of         46,249             11,411
           common stock                                                     =========          =========

(5)  Investments

     All investments in marketable securities are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported within comprehensive income (loss). Realized gains and losses are recorded based on the specific identification method.
     Securities available for sale at June 30, 2000 are summarized as follows (in thousands):

                                                        Gross           Gross
                                                      Unrealized      Unrealized
                                                        Holding        Holding            Market
                                        Cost             Gains          Losses             Value
                                     -----------    ------------    -------------   --------------
Certificates of deposit                $ 11,124       $   --            $  --           $  11,124
U.S. Government securities              186,089          799             (150)            186,738
Municipal bonds                          35,821           --               (5)             35,816
Corporate bonds                          40,833           12               --              40,845
Commercial paper                         51,875          355              (11)             52,219
                                       --------       ------            -----            --------
                                       $325,742       $1,166            $(166)           $326,742
                                       ========       ======            =====            ========

     Differences between cost and market of $1.0 million were credited to a separate component of stockholders' equity called "Accumulated Other Comprehensive Income" as of June 30, 2000.

     Proceeds from sales and maturities of securities available for sale were approximately $160.3 million and $0 for the years ended June 30, 2000 and 1999, respectively. Realized gains and losses on such sales were not significant. At June 30, 2000 and 1999, approximately $139.4 million and $500,000 of securities available for sale with original maturities of 90 days or less were included in cash and cash equivalents.

(6)  Inventory Deposit

     Inventory deposit is an advance of $50.0 million made on June 29, 2000 by the Company to one of its contract manufacturers. The advance is non-interest bearing and has no maturity date. The purpose of the advance is to finance the purchase of raw materials for the Company by the contract manufacturer. The advance is expected to be recovered during the 2001 fiscal year through the offset of the advance against purchases of finished goods inventory from the contract manufacturer, beginning April 1, 2001.

                           EFFICIENT NETWORKS, INC.
                  Notes to Consolidated Financial Statements
                   June 30, 2000, 1999 and 1998 (continued)


(7)  Inventories

     Inventories consisted of the following (in thousands):

                                                                        June 30,
                                                            ----------------------------
                                                                  2000           1999
                                                            -------------   ------------
Raw materials                                                     $ 5,329         $2,265
Finished goods                                                     24,430          3,207
                                                                  -------         ------
Total                                                             $29,759         $5,472
                                                                  =======         ======

(8)  Furniture and Equipment

     Furniture and equipment consisted of the following (in thousands):

                                                                           June 30,
                                                                 --------------------------
                                                                      2000          1999
                                                                 -----------    -----------
Computers                                                          $ 6,866         $ 2,811
Purchased software                                                   7,129             892
Equipment                                                            5,007             585
Furniture and fixtures                                               3,758             136
Leasehold improvements                                               2,903             235
                                                                   -------         -------
Total furniture and equipment                                       25,663           4,659
Less accumulated depreciation and amortization                      (4,658)         (2,374)
                                                                   -------         -------
Furniture and equipment, net                                       $21,005         $ 2,285
                                                                   =======         =======

(9)  Accrued Liabilities

     Accrued liabilities consisted of the following (in thousands):

                                                                          June 30,
                                                                 -------------------------
                                                                      2000           1999
                                                                 ------------    ---------
Accrued compensation and benefits                                  $ 8,633         $1,102
Accrued sales and marketing expense                                 14,221            540
Accrued interest expense                                             6,333            291
Accrued inventory and fixed assets                                   7,015             --
Other                                                                5,167            297
                                                                   -------         ------
                                                                   $41,366         $2,230
                                                                   =======         ======

(10) Convertible Subordinated Notes and Other Long-term Debt

     On March 7, 2000 the Company issued $400 million of convertible subordinated notes due March 15, 2005. The notes bear interest at an annual rate of 5%. The notes are convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of $181.00 per share. The Company may redeem the notes on or after March 20, 2003 at 101.25% during the period beginning on March 20, 2003 and ending on March 14, 2004, and at 100.00% beginning on March 15, 2004 and thereafter. The notes are unsecured obligations of the Company. Upon a change in control, the noteholders may require the Company to purchase the notes at 100% of the principal amount of the notes plus accrued and unpaid interest. On August 8, 2000, the Company filed a shelf registration statement with the Securities and Exchange Commission with respect to the notes and the common stock issuable upon conversion

                           EFFICIENT NETWORKS, INC.
                  Notes to Consolidated Financial Statements
                   June 30, 2000, 1999 and 1998 (continued)


     of the notes pursuant to a registration rights agreement. Issuance costs of $12.6 million, which are included as a deferred charge in other assets, are being amortized to interest expense over the term of the notes. Accrued interest of $6.3 million as of June 30, 2000 is included in accrued liabilities.

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

     On June 28, 1999, the Company issued a convertible promissory note in exchange for $5.0 million in cash. The note bore interest at 8.0% per annum. In accordance with the conversion feature of the note, immediately prior to the closing of the Company's initial public offering on July 15, 1999, the note automatically converted into 497,663 shares of preferred stock at a conversion price $10.09 per share, and such shares of preferred stock automatically converted into shares of common stock upon completion of the initial public offering.

(11) Redeemable Convertible Preferred Stock

     On December 17, 1999, the Company issued 6,300 shares of Series A non-voting mandatorily redeemable convertible preferred stock in connection with the Company's acquisition of FlowPoint Corporation from Cabletron Systems, Inc. On April 12, 2000 all of the Series A preferred stock was converted into 6.3 million shares of common stock. On August 1, 2000 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register all of the common stock received by Cabletron in connection with the acquisition of FlowPoint. The Company and Cabletron entered into an agreement containing standstill provisions, voting provisions, restrictions on transfer, and registration rights.

     The following indicates the series of redeemable convertible preferred stock in existence at June 30, 1999. Series for which preferred stock had been issued and outstanding at June 30, 1999 were stated at the redemption amount; issuance costs were netted against the proceeds and accreted as a charge against additional paid-in capital over the expected life of the related series of preferred stock (all in thousands, except share and per share data):

                           EFFECIENT NETWORKS, INC.
                  Notes to Consolidated Financial Statements
                   June 30, 2000, 1999 and 1998 (continued)

                                                                            Dividend
                                                                            Rate Per      June 30,
                                                                             Share          1999
                                                                          ----------     --------
Series A--7,096,000 shares authorized; 7,000,000 shares issued
  and outstanding............................................................    $0.03       $ 3,500
Series B--522,848 shares authorized, issued and outstanding..................    $0.07           625
Series C--5,895,832 shares authorized; 5,858,332 shares issued
  and outstanding............................................................    $0.07         7,030
Series D--2,473,644 shares authorized, issued and
  outstanding................................................................    $0.12         5,000
Series E--3,091,430 shares authorized, issued and
  outstanding................................................................    $0.15         7,480
Series F--2,057,159 shares authorized, issued and outstanding
  in 1998 and 1999...........................................................    $0.18         6,007
Series G--6,000,000 shares authorized; 1,866,800 and
  3,716,800 shares issued and outstanding in 1998 and 1999...................    $0.18        10,853
Series H--4,000,000 shares authorized, none issued or
  outstanding................................................................    $0.18            --
Series I--750,000 shares authorized, none issued or
  outstanding................................................................    $0.60            --
                                                                                             -------
                                                                                             $40,495
                                                                                             =======

     At June 30, 1999, outstanding preferred stock, which was converted into
     24.7 million shares of common stock upon completion of the Company's initial public offering on July 15, 1999, had voting rights equal to the number of shares of common stock into which the preferred stock was convertible. The preferred stock was convertible at the option of the holder into such number of shares of common stock as is determined by dividing the original issue price of the preferred stock plus all declared but unpaid dividends by the applicable conversion price at the date of conversion. The conversion price per share was the original issue price adjusted for any dilution that would have occurred from future offerings.

     The holders of the redeemable convertible preferred stock were entitled to a liquidation preference equivalent to the original issue price of the respective series of preferred stock plus declared but unpaid dividends. Dividends were not declared and were noncumulative.

     Upon completion of the Company's initial public offering on July 15, 1999, all then outstanding redeemable preferred stock, including those shares outstanding as a result of the conversion of the 10% subordinated promissory notes and the 8% convertible promissory note (see Note 10), was converted into 28.3 million shares of common stock.

(12) Common Stock and Stock Incentive Plans

     On July 20, 1999, the Company adopted a new stock option plan (the "1999 Plan"). The 1999 Plan provides for the granting of stock options and stock purchase rights to employees and consultants. A total of 3,500,000 shares of common stock was initially reserved for issuance plus annual increases equal to the lesser of:

          .  1,000,000 shares;
          . 3% of the outstanding shares on such a date; or . a lesser amount determined by the board on the first day of each fiscal year.

                           EFFECIENT NETWORKS, INC.
                  Notes to Consolidated Financial Statements
                   June 30, 2000, 1999 and 1998 (continued)


     The 1999 Plan may be administered by the Board of Directors or a committee of the board. The board or a committee of the board determines the terms of the options granted, including the exercise price, the number of shares subject to each option, the vesting provisions, the exercisability thereof and the form of consideration payable upon such exercise. The options generally vest ratably over a period of four years from the date of grant. The 1999 Plan provides that in the event of a merger of the Company with or into another corporation, or the sale of substantially all of its assets, each outstanding option or stock purchase right will be assumed or substituted for by the successor corporation. In addition, if the options are not substituted for in the merger, each outstanding option will vest and become exercisable as to all unvested shares and each stock purchase right shall lapse as to all the shares for a period of 15 days after receipt of notice from the Company.

     On November 19, 1999, the Company adopted a nonstatutory stock option plan (the "NSO Plan"), which provides for the grant of nonstatutory stock options to employees and consultants (excluding officers or directors) of the Company. The plan was amended in April and July 2000 to increase the number of shares reserved for issuance thereunder by an aggregate of 2,550,000 from 950,000 to 3,500,000. Unless terminated sooner, the plan will terminate automatically in 2009. A total of 1,500,000 shares of common stock were reserved for issuance under the plan at June 30, 2000.

     The plan may be administered by the board of directors or a committee of the board. The board or a committee of the board has the power to determine the terms of the options, including the exercise price, the number of shares subject to each option, the exercisability thereof, and the form of consideration payable upon exercise. The options generally vest ratably over a period of four years from the date of grant. The plan provides that in the event of a merger of Efficient with or into another corporation, or a sale of substantially all of our assets, each option shall be assumed or an equivalent option substituted by the successor corporation. If the outstanding options are not assumed or substituted, the board or a committee of the board will provide for the optionee to have the right to exercise the option as to all of the optioned stock, including shares that would otherwise not be exercisable, for a period of fifteen
     (15) days from the date of the notice, and the option will terminate upon the expiration of such period.

     In 1998, the Company adopted the Directors' Stock Option Plan (the "Directors' Plan") pursuant to which stock options were granted to non-employee members of the Company's Board of Directors. The Directors' Plan authorized grants of options to purchase up to 275,000 shares of common stock.

     Option grants under the Directors' Plan were nondiscretionary and automatic. Non-employee directors serving on the Company's Board of Directors at the date of the adoption of the Directors' Plan were granted options to purchase 50,000 shares on the effective date of the plan. Subsequent non-employee directors were granted an option to purchase 15,000 shares on the date they become a director. After their initial grant, non-employee directors were to be granted an option to purchase 15,000 shares on January 1 of each year provided they had served on the Board for at least six months. With the establishment of the 1999 Plan on July 20, 1999, new option grants are no longer made under the Directors' Plan.

     In 1993, the Company adopted a stock option plan (the "1993 Plan") pursuant to which the Company's Board of Directors granted stock options to officers, directors and key employees. The 1993 Plan authorized grants of options to purchase up to 10,000,000 shares of unissued

                           EFFECIENT NETWORKS, INC.
                  Notes to Consolidated Financial Statements
                   June 30, 2000, 1999 and 1998 (continued)


     common stock. The Board of Directors determined the terms of each option, including exercise price (within limits set forth in the plan), number of shares and the rate at which each option was exercisable. The options generally vested ratably over a period of four years from the date of grant. With the establishment of the 1999 Plan on July 20, 1999, new option grants are no longer made under the 1993 Plan.

     At June 30, 2000, there were options to purchase 86,300 shares available for grant under the 1999 Plan. The per share weighted-average fair value of stock options granted during each of the years ended June 30, 2000, 1999 and 1998 was $58.77, $5.17 and $2.60, respectively, on the date of grant as estimated using the minimum value option-pricing model in 1999 and 1998, and the Black-Scholes pricing model in 2000 with the following weighted-average assumptions in all years: expected dividend yield of 0.0%, an expected life of four years, a risk-free interest rate of 6% and a volatility factor of 75% for 2000.

     On July 20, 1999, the Company also adopted an Employee Stock Purchase Plan ("the Purchase Plan"). A total of 200,000 shares of common stock was reserved for issuance under the purchase plan, plus annual increases equal to the lesser of:

          .  100,000 shares;
          . 1% of the outstanding shares on such a date; or . a lesser amount determined by the board on the first day of each fiscal year.

     The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, contains successive six-month offering periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year, except for the first such offering period which commenced on the first trading day after the effective date of the Company's initial public offering and ended on the last trading day on or before October 31, 1999.

     Generally, employees are eligible to participate if they are employed by the Company or any of its participating subsidiaries for at least 20 hours per week and more than five months in any calendar year.

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

                           EFFECIENT NETWORKS, INC.
                  Notes to Consolidated Financial Statements
                   June 30, 2000, 1999 and 1998 (continued)


     The Purchase Plan will terminate in 2009. The Board of Directors has the authority to amend or terminate the Purchase Plan, except that no such action may adversely affect any outstanding rights to purchase stock.

     The Company applies APB Opinion No. 25 in accounting for stock options granted to employees and non-employee directors under its stock option plans. The Company recorded approximately $3.1 million, $13.1 million, and $3.1 million of deferred stock option compensation during each of the years ended June 30, 2000, 1999 and 1998, respectively, as a result of granting stock options with exercise prices below the estimated fair value per share of the Company's common stock at the date of grant. Deferred stock option compensation has been recorded as a component of stockholders' equity and is being amortized as a charge to operations over the vesting period of the applicable options. Amortization of deferred stock option compensation of $4.9 million, $3.1 million, and $1.2 million was recognized in the years ended June 30, 2000, 1999 and 1998, respectively.

     Had the Company determined compensation cost related to stock-based awards to employees (including employee stock options and shares issued under the Purchase Plan, collectively called "Options") based on the estimated fair value of stock options at the grant date in accordance with SFAS No. 123, the Company's net loss would have been increased or decreased, as applicable, to the pro forma amounts indicated below:

                                                                                       Year Ended June 30,
                                                                       ------------------------------------------------
                                                                            2000               1999               1998
                                                                       ----------          ----------          --------
Net loss:
     As reported                                                       $(130,446)          $(26,405)           $(9,291)
     Pro forma                                                         $(154,859)          $(26,187)           $(9,687)
Basic and diluted net loss per share of common stock:
     As reported                                                       $   (3.06)          $  (6.87)           $ (2.86)
     Pro forma                                                         $   (3.63)          $  (6.73)           $ (2.98)

     Pro forma net loss reflects only stock options granted after June 30, 1995. Therefore, the full impact of calculating compensation cost for Options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the Options' vesting periods of four years and compensation expense pertaining to Options granted in prior periods is not considered.

     Stock option activity for both the 1999 Plan and the 1993 Plan during the periods indicated is as follows:

                           EFFECIENT NETWORKS, INC.
                  Notes to Consolidated Financial Statements
                   June 30, 2000, 1999 and 1998 (continued)


                                                                                                     Weighted
                                                                                                      Average
                                                                             Number of               Exercise
                                                                               Shares                  Price
                                                                          -------------           ------------
  Balance at June 30, 1997                                                  3,596,000                 0.19
    Granted                                                                 1,631,000                 0.58
    Exercised                                                                (448,125)                0.12
    Forfeited                                                                (344,458)                0.22
                                                                           ----------
  Balance at June 30, 1998                                                  4,434,417                 0.46
    Granted                                                                 2,638,500                 2.88
    Exercised                                                                (745,257)                2.24
    Forfeited                                                                (195,666)                1.01
                                                                           ----------
  Balance at June 30, 1999                                                  6,131,994                 1.39
    Granted                                                                 6,741,700                58.77
    Exercised                                                              (1,593,268)                0.61
    Forfeited                                                                (883,622)               15.71
                                                                           ----------
  Balance at June 30, 2000                                                 10,396,804                36.68
                                                                           ==========

     The following presents certain information about outstanding stock options at June 30, 2000:

                                                            Options Outstanding                 Options Exercisable
                                              -------------------------------------------------------------------------
                                                                                Weighted                     Weighted
                                                                                 average                      Average
                                                  Number           Exercise     contractual     Number of     Exercise
      Range of exercise price                   of options          price         life          Options        Price
 ------------------------------------        ----------------    ----------    ------------   ------------   -----------
 $0.05-0.60                                           2,282,424      $  0.40      6.9 years      1,505,002        $0.35
   $1.50-2.50                                         2,049,860      $  2.24      8.5 years        664,500        $2.20
   $7.50-11.00                                          236,820      $ 10.13      8.9 years          8,514        $7.50
   $38.44-69.75                                       4,136,500      $ 54.34      9.5 years             --           --
   $70.75-98.38                                       1,105,200      $ 73.42      9.5 years             --           --
   $105.00-115.25                                       337,500      $108.91      9.8 years             --           --
   $121.25-174.50                                       248,500      $147.29      9.7 years             --           --
                                                     ----------                                  ---------
                                                     10,396,804                                  2,178,016
                                                     ----------                                  ---------

     At June 30, 2000, 1999 and 1998, the number of options exercisable was 2,178,016, 2,117,604, and 1,625,531, respectively, and the weighted-average exercise price of those options was $0.94, $0.33, and $0.21, respectively.

     In May 1999, the Company effected the issuance of 150,000 shares of common stock to a board member-elect, in exchange for a $1.6 million, 6% demand note payable. The demand note was repaid with interest in July 1999.

(13) Research and Development Arrangements

     In October 1997, the Company entered into a development and license agreement with a customer who owned preferred stock of the Company. The agreement obligated the Company to develop a product that meets mutually agreed upon specifications in exchange for $850,000. The Company has fulfilled its development obligations and the proceeds under the arrangement were offset against research and development expense during the year ended June 30, 1998.

                           EFFICIENT NETWORKS, INC.
                  Notes to Consolidated Financial Statements
                   June 30, 2000, 1999 and 1998 (continued)

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

(14) Lease Commitments

      The Company leases certain property and equipment under capital leases, and certain other facilities and equipment is leased under noncancelable operating leases which expire at various dates.

      Rent expense on operating leases for the years ended June 30, 2000, 1999, and 1998 was approximately $2.0 million, $548,000, and $381,000, respectively. During the year ended June 30, 2000, the Company entered into capital leases for furniture for its new headquarters and certain other manufacturing equipment. Future minimum lease payments under noncancelable operating leases and the present value of future minimum lease payments as of June 30, 2000 are:

                                                     Capital         Operating
                                                      Leases          Leases
                                                     ---------       ---------
      Years ended June 30:
               2001                                     $1,073         $ 4,339
               2002                                      1,065           3,989
               2003                                      1,065           3,912
               2004                                        276           3,965
               2005                                          7           4,105
               Thereafter                                   --          14,286
                                                        ------         -------
                                                         3,486         $34,596
                                                                       =======
               Less: amount representing interest         (679)
                                                        ------
               Present value of minimum lease payments   2,807
                                                        ======

      The Company leases certain equipment and office furniture under capital lease arrangements. At June 30, 2000 and 1999, the cost of assets acquired under such leases was approximately $3,419,000 and $0, and related accumulated amortization was approximately $170,000 and $0, respectively. Amortization of assets acquired under capital leases is included in depreciation expense.

(15) Income Taxes

      The Company has not recognized any tax benefits for its net operating loss carryforwards.

      Net deferred tax assets as of June 30, 2000 and 1999 are as follows (in thousands):

                                                                      2000                1999
                                                                  ------------        ------------
      Deferred tax assets:
         Operating loss carryforwards.....................        $    27,748         $     17,275
         Receivables and inventory reserves...............                589                  136
         Accrued liabilities..............................                 68                  233
                                                                  -----------         ------------
           Deferred tax assets............................             28,405               17,644
           Valuation allowance............................            (27,563)             (17,444)
                                                                  -----------         ------------

                           EFFICIENT NETWORKS, INC.
                  Notes to Consolidated Financial Statements
                   June 30, 2000, 1999 and 1998 (continued)

                                                                      2000                1999
                                                                  ------------        ------------
                                                                           842                 200
      Deferred tax liability - furniture                                  (842)               (200)
        and equipment.....................................        ------------        ------------

             Net deferred tax assets......................        $        --         $        --
                                                                  ===========         ============

      The net change in the valuation allowance for the years ended June 30, 2000 and 1999 was $10,119,000 and $8,133,000 respectively.

      As of June 30, 2000, the Company has net operating loss carryforwards of approximately $79.3 million which begin to expire in 2008. The Company believes that as a result of the Company's initial public offering in July 1999, and the resulting conversion of outstanding redeemable preferred stock into common stock, the Company has undergone an ownership change within the meaning of Section 382 of the Internal Revenue Code (IRC). As a result, the Company's ability to utilize its operating loss carryforwards incurred prior to the ownership change are limited on an annual basis to an amount equal to the value of the Company, as defined by the IRC, as of the date of change of ownership, multiplied by the long-term tax exempt bond rate of 4.98%.

(16) Statements of Cash Flows

      The Company paid cash interest of approximately $2.0 million, $0 and $4,000 during the fiscal years ended June 30, 2000, 1999, and 1998, respectively. No income taxes were paid during the years ended June 30, 2000, 1999, and 1998. Non-cash financing transactions during the fiscal year ended June 30, 2000 included new capital lease obligations of $3.4 million, the exchange of promissory notes of $13.4 million and related accrued interest for $14.0 million of redeemable convertible preferred stock, and the exchange of redeemable convertible preferred stock of $486.1 million for 34.6 million shares of common stock during the year ended June 30, 2000. In connection with the acquisition of FlowPoint, the Company exchanged 7.2 million shares of common stock and 6,300 shares of redeemable convertible preferred stock with an aggregate value of $924.8 million, which was subsequently converted into 6.3 million shares of the Company's common stock, for the assets and liabilities of FlowPoint. In connection with the acquisition of Network TeleSystems, Inc., the Company exchanged 400,000 shares of common stock with an aggregate value of $18.4 million for all of the then outstanding common stock of Network TeleSystems, Inc. Non-cash financing transactions during the fiscal years ended June 30, 1999 and 1998 were $0 and approximately $1.0 million, respectively, in connection with the exchange of promissory notes and related interest for redeemable convertible preferred stock.

(17) Segment Information and Concentration of Credit Risk

      The Company operates in one reportable segment as it has one family of DSL products and markets its products to network equipment vendors and DSL service providers. In fiscal 1998, the Company also developed and marketed asynchronous transfer mode ("ATM") network products which are no longer actively marketed by the Company. In May 2000 the Company acquired Network TeleSystems, Inc., which develops and markets client services software. For management purposes, the Company does not disaggregate financial information by product or geographically, other than export sales by region and sales by product. Substantially all of the Company's assets are located within the United States. The Company does not account for, and does not report to management, its assets or capital expenditures by revenue source. All of the

                           EFFICIENT NETWORKS, INC.
                  Notes to Consolidated Financial Statements
                   June 30, 2000, 1999 and 1998 (continued)

      Company's products are produced in the United States. The Company grants credit to customers located in several geographical regions in North America, Europe and the Pacific Rim.

      The following represents sales to customers in each of those geographical regions as a percentage of total revenues, and revenues and gross margins by product line for the years ended June 30, 2000, 1999 and 1998:

      Geographic Region                                     2000            1999             1998
      -------------------------------------------         --------        --------         --------
      United States..........................                78%             59%               48%
      Europe.................................                 6%             12%               40%
      Pacific Rim:
          Korea..............................                12%             18%                2%
          Other..............................                 4%             11%               10%

      Product line (in thousands)                           2000            1999             1998
      -------------------------------------------         --------        --------         --------
      DSL revenues...........................             $201,185        $ 12,915         $     84
      DSL gross margin.......................             $ 45,003        $   (462)        $    (19)

      ATM LAN revenues.......................             $  1,018        $  1,913         $  3,286
      ATM LAN gross margin...................             $    518        $    946         $  1,229

      For the year ended June 30, 2000, revenues from individual customers amounted to 32%, 20%, and 11% of total revenues, and accounts receivable related to these customers at June 30, 2000 was approximately $28.9 million, $18.8 million, and $16.6 million, respectively. For the year ended June 30, 1999, revenues from individual customers amounted to 30% and 18% of total revenues, and accounts receivable related to these customers at June 30, 1999 was approximately $2.8 million and $2.6 million, respectively. For the year ended June 30, 1998, revenues from individual customers amounted to 20% and 13% of total revenues. During the year ended June 30, 2000, the Company had revenues of $11.6 million and a receivable balance at June 30, 2000 of $5.8 million from Cabletron Systems, Inc., a significant stockholder. The Company performs ongoing evaluations of its customers' financial conditions and generally does not require collateral.

                   Independent Auditors' Report on Schedule

The Board of Directors
Efficient Networks, Inc.:

     Under date of July 18, 2000, we reported on the consolidated balance sheets of Efficient Networks, Inc. and subsidiary as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                         KPMG LLP

Dallas, Texas
July 18, 2000

                           EFFICIENT NETWORKS, INC.
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                                 Additions     Additions
                                                   Balance at    charged to    charged to                   Balance at
                                                   Beginning     costs and       other                        end of
Description                                        of period      expenses      accounts     Deductions       period
----------------------------------------------    -----------   ------------  ------------  ------------  -------------
FOR THE YEAR ENDED JUNE 30, 2000
Allowances Deducted from Assets
 Accounts receivable..........................    $       120            921           780          (134)         1,687
 Inventories..................................            280            362           425            (2)         1,065
                                                  -----------   ------------  ------------  ------------  -------------
  Total Allowances Deducted from Assets.......    $       400          1,289         1,205          (142) $       2,752
                                                  ===========   ============  ============  ============  =============

FOR THE YEAR ENDED JUNE 30, 1999
Allowances Deducted from Assets
 Accounts receivable..........................    $        15            105            --            --            120
 Inventories..................................            150            130            --            --            280
                                                  -----------   ------------  ------------  ------------  -------------
  Total Allowances Deducted from Assets.......    $       165            235            --            --  $         400
                                                  ===========   ============  ============  ============  =============

FOR THE YEAR ENDED JUNE 30, 1998
Allowances Deducted from Assets
 Accounts receivable..........................    $        25             11            --            21             15
 Inventories..................................             57            124            --            31            150
                                                  -----------   ------------  ------------  ------------  -------------
  Total Allowances Deducted from Assets.......    $        82            135            --            52  $         165
                                                  ===========   ============  ============  ============  =============