Form 10-Q
period 2000-09-30
EFFICIENT NETWORKS INC
filed 2000-11-14
CIK 1085061

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                             YES [X]     NO [_]

As of November 8, 2000, 58,967,351 shares of the Registrant's common stock were outstanding.

                           Efficient Networks, Inc.

                                   FORM 10-Q
                              September 30, 2000

                                     INDEX

                                                                                                        Page
                                                                                                        ----
Part I Financial Information...........................................................................   3
          Item 1. Financial Statements.................................................................   3
                  Condensed Consolidated Balance Sheets (unaudited) at September 30, 2000 and
                    June 30, 2000......................................................................   3
                  Condensed Consolidated Statements of Operations (unaudited) for the Three Months
                    Ended September 30, 2000 and 1999..................................................   4
                  Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months
                    Ended September 30, 2000 and 1999..................................................   5
                  Notes to Unaudited Condensed Consolidated Financial Statements.......................   6
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                  Operations...........................................................................  12
          Item 3. Disclosures About Market Risk........................................................  18
Part II Other Information..............................................................................  30
          Item 1. Legal Proceedings....................................................................  30
          Item 2. Changes In Securities and Use of Proceeds............................................  30
          Item 4. Submission of Matters to a Vote of Security Holders..................................  30
          Item 6. Exhibits and Reports on Form 8-K.....................................................  30
Signatures.............................................................................................  31

                         PART I Financial Information

Item 1. Financial Statements

                           EFFICIENT NETWORKS, INC.
                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)
                                  (Unaudited)

                                                                                 September 30, 2000 June 30, 2000
                                                                                 ------------------ -------------
                                    Assets
Current assets:
  Cash and cash equivalents                                                          $  131,391       $  178,997
  Short-term investments                                                                340,759          326,741
  Accounts receivable, net of allowance for doubtful accounts of $2,565 and
    $1,687 at September 30, 2000 and June 30, 2000, respectively                        135,426           91,688
  Inventory deposit                                                                      50,000           50,000
  Inventories                                                                            30,116           29,759
  Other current assets                                                                    1,725            1,665
                                                                                     ----------       ----------
    Total current assets                                                                689,417          678,850
Furniture and equipment, net                                                             24,809           21,022
Goodwill and other intangible assets, net of accumulated amortization of
  $147,612 and $100,432 at September 30, 2000 and June 30, 2000, respectively           795,996          843,176
Other assets, net                                                                        16,465           17,110
                                                                                     ----------       ----------
                                                                                     $1,526,687       $1,560,158
                                                                                     ==========       ==========

                  Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                   $   34,879       $   22,640
  Accrued liabilities                                                                    39,547           41,367
  Current portion of capital lease obligations                                              761              738
  Deferred revenue                                                                        8,349            9,276
                                                                                     ----------       ----------
    Total current liabilities                                                            83,536           74,020
Convertible subordinated notes                                                          400,000          400,000
Capital lease obligations, net of current portion                                         1,871            2,069
                                                                                     ----------       ----------
    Total liabilities                                                                   485,407          476,089
                                                                                     ----------       ----------

Commitments and contingencies
Stockholders' equity:
  Preferred stock, 9,993,700 shares authorized; none outstanding
  Common stock, par value $.001 per share, 200,000,000 shares authorized;
    58,611,572 and 58,182,566 shares issued and outstanding at September 30,
    2000 and June 30, 2000, respectively                                                     59               58
  Additional paid-in capital                                                          1,276,850        1,275,524
  Deferred stock option compensation                                                     (9,409)          (9,989)
  Accumulated deficit                                                                  (228,378)        (182,524)
  Accumulated other comprehensive income                                                  2,158            1,000
                                                                                     ----------       ----------
    Total stockholders' equity                                                        1,041,280        1,084,069
                                                                                     ----------       ----------
                                                                                     $1,526,687       $1,560,158
                                                                                     ==========       ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                           EFFICIENT NETWORKS, INC.
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                            Three Months Ended
                                                              September 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------

Net revenues                                                $127,226  $13,223

Cost of revenues                                              85,684   11,706
                                                            --------  -------
        Gross profit                                          41,542    1,517
                                                            --------  -------
Operating expenses:
  Sales and marketing                                         18,263    2,652
  Research and development                                    13,049    4,624
  General and administrative                                   5,340    1,048
  Stock option compensation                                    1,173    1,389
  Amortization of goodwill and other intangible assets        47,180       --
                                                            --------  -------
      Total operating expenses                                85,005    9,713
                                                            --------  -------
      Loss from operations                                   (43,463)  (8,196)
Interest income                                                6,907      612
Interest expense and other, net                               (5,728)    (674)
Merger costs                                                  (2,958)      --
                                                            --------  -------

      Net loss                                              $(45,242) $(8,258)
                                                            ========  =======

      Basic and diluted net loss per share of common stock  $  (0.77) $ (0.25)
                                                            ========  =======
      Weighted-average shares of common stock outstanding     58,475   32,939
                                                            ========  =======

See accompanying notes to unaudited condensed consolidated financial statements.

                           EFFICIENT NETWORKS, INC.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                   2000          1999
                                                                                ----------    ----------
Cash flows from operating activities:
  Net loss                                                                      $ (45,242)    $ (8,258)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                   1,732          245
    Amortization of deferred stock option compensation                              1,173        1,389
    Accretion of discount on subordinated promissory notes                             --          604
    Accretion of deferred issuance costs on convertible subordinated notes            630           --
    Amortization of goodwill and other intangible assets                           47,180           --
  Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable, net                                                      (43,738)      (3,417)
    Inventories                                                                      (357)      (1,854)
    Other assets                                                                      (45)      (5,909)
    Accounts payable and accrued liabilities                                       10,420        5,664
    Deferred revenue                                                                 (927)       1,705
                                                                                ---------     --------
      Net cash used in operating activities                                       (29,174)      (9,831)
                                                                                ---------     --------

Cash flows used in investing activities:
  Purchases of furniture and equipment                                             (5,519)      (1,147)
  Purchase of investments                                                        (110,854)      (8,663)
  Proceeds from sales and maturities of investments                                97,994           --
                                                                                ---------     --------
      Net cash used in investing activities                                       (18,379)      (9,810)
                                                                                ---------     --------

Cash flows from financing activities:
  Principal payments on capital lease obligations                                    (175)          --
  Proceeds from issuance of promissory notes and warrants                              --           --
  Proceeds from issuance of common stock                                              734       63,114
  Distributions paid to MultiMedia Development Corporation                           (612)          --
                                                                                ---------     --------
      Net cash provided (used) by financing activities                                (53)      63,114
                                                                                ---------     --------
Increase (decrease) in cash and cash equivalents                                  (47,606)      43,473
Cash and cash equivalents at beginning of period                                  178,997        5,601
                                                                                ---------     --------
Cash and cash equivalents at end of period                                      $ 131,391     $ 49,074
                                                                                =========     ========

See accompanying notes to unaudited condensed consolidated financial statements.

                           EFFICIENT NETWORKS, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000


(1)  Basis of Presentation

       The accompanying unaudited financial data as of and for the three months ended September 30, 2000 and 1999 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

       In September 2000, the Company acquired MultiMedia Development Corporation ("MMD") in a business combination accounted for under the pooling-of-interests method of accounting. Accordingly, all financial information has been restated to reflect the combined operations of Efficient and MMD.

       In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the three months ended September 30, 2000 have been made. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.


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

(3)  Acquisitions

       MultiMedia Development Corporation

       On September 27, 2000, the Company acquired privately-held MMD, a software vendor that provides network management systems and solutions for the broadband networking industry. Under the terms of the agreement, each outstanding share of MMD common stock was exchanged for 2.44291 newly issued shares of common stock of the Company. This resulted in the issuance of 2,442,910 additional shares of the Company's common stock. The transaction was accounted for as a pooling-of-interests and, accordingly, the financial position, results of operations and cash flows of MMD have been combined with those of the Company for the same dates and periods as if the entities had been combined from the earliest date presented. In connection with the merger, the Company incurred direct merger-related expenses of approximately $3.0 million, which includes fees for investment bankers, attorneys, accountants, and other miscellaneous expenses. These expenses are included in accrued liabilities at September 30, 2000. The Company expects to settle these liabilities by December 31, 2000.

       The following represents the operating results of each company for the two months ended August 31, 2000 (in thousands, unaudited):

                  Total revenues:
                        Efficient        $  51,829
                        MMD                  3,041
                                            ------
                                         $  54,870
                                            ======
                  Net income (loss):
                        Efficient        $ (37,542)
                        MMD                  1,538
                                            ------
                                         $ (36,004)
                                            ======
     Network TeleSystems, Inc.

       On May 9, 2000, the Company entered into an agreement to acquire Network TeleSystems, Inc. ("NTS"). The acquisition was completed on May 22, 2000. The results of operations of NTS have been included in the Company's consolidated statement of operations from the date of acquisition through September 30, 2000. The Company financed the acquisition through the issuance of 400,000 shares of common stock. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. The shares issued to the stockholders of NTS had a fair market value of $18.4 million based on the market price of $45.92, which represents the average closing sale price for two trading days before and two trading days after the terms of the acquisition were agreed to.

       The total purchase price of $19.3 million, including direct acquisition costs of approximately $900,000, was allocated as follows (in thousands):

               Excess cost over fair value of net assets acquired                         $17,923
               Fair value of intangible assets acquired, net of liabilities assumed         1,345
                                                                                          -------
                                                                                          $19,268
                                                                                          =======

       In connection with the NTS acquisition, the Company recorded $17.9 million in intangible assets, of which $894,700 was amortized in the quarter ended September 30, 2000. The remainder will be amortized at a rate of approximately $895,000 per quarter over a five-year period.

       FlowPoint Corporation

       On November 21, 1999, the Company entered into an agreement with Cabletron Systems, Inc. ("Cabletron") to acquire its wholly-owned subsidiary FlowPoint Corporation ("FlowPoint") from Cabletron. The acquisition was completed on December 17, 1999. The results of operations of FlowPoint have been included in the Company's consolidated statement of operations from the date of acquisition through September 30, 2000.

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

       The total purchase price of $938.7 million, including direct costs of acquisition of $13.9 million, was allocated as follows (in thousands):


               Acquired technology                                                           $ 21,545
               Assembled workforce                                                                940
               Sales channel and customer relationships                                        12,930
               In-process research and development                                              4,970
               Non-compete agreements                                                              50
               Excess cost over fair value of net assets acquired                             890,247
               Fair value of tangible assets acquired, net of liabilities assumed               7,972
                                                                                             --------
                                                                                             $938,654
                                                                                             ========

       The allocation of acquired technology, assembled workforce, sales channel and customer relationships, in-process research and development and non-compete agreements was based upon an independent valuation. The Company wrote off in-process research and development immediately upon consummation of the acquisition. In addition, in connection with the FlowPoint acquisition, the Company recorded $925.7 million in goodwill and other intangible assets, of which $46.3 million was amortized in the three months ended September 30, 2000. The remainder will be amortized at a rate of approximately $47.4 million per quarter over a five-year period.

       The Company evaluates long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Impairment of goodwill and other intangible assets is evaluated by the Company on an on-going basis by analyzing future cash flow projections of the combined operations of the Company. The Company does not currently consider goodwill and other intangible assets to be impaired.

       The following pro forma financial information presents a summary of the results of operations as if the acquisitions of FlowPoint and NTS had occurred on July 1, 1999:

                                                                                      Three months ended
                                                                                      September 30, 1999
                                                                                     --------------------
                                                                                          (unaudited)
               Revenues                                                                    $ 20,029
               Expenses                                                                      76,064
                                                                                           --------
               Net loss                                                                    $(56,035)
                                                                                           ========

               Basic and diluted loss per share of common stock                            $  (1.38)
                                                                                           ========
               Shares used in computing  basic and diluted loss per share of
                   common stock                                                              40,539
                                                                                           ========

(4)  Earnings Per Share

       Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and conversion of the Company's redeemable convertible preferred stock. The diluted loss per share amount is the same as basic loss per share because the Company has a net loss in each of the periods presented and the impact of the assumed exercise of the stock options and warrants is antidilutive. Common stock equivalents, consisting primarily of stock options and convertible subordinated notes, of 6.8 million and 7.0 million shares for the three months ended September 30, 2000 and 1999, respectively, were excluded from the calculation of diluted loss per share as their inclusion would be antidilutive.

(5)  Inventory Deposit

       Inventory deposit is an advance of $50.0 million made on June 29, 2000 by the Company to one of its contract manufacturers. The advance is non-interest bearing and has no maturity date. The purpose of the advance is to finance the purchase of raw materials for the Company by the contract manufacturer. The advance is expected to be recovered during the 2001 fiscal year through the offset of the advance against purchases of finished goods inventory from the contract manufacturer beginning April 1, 2001.

(6)  Inventories

       Inventories consisted of the following (in thousands):

                                              September 30,        June 30,
                                                 2000               2000
                                              -------------      -----------
          Raw materials                         $11,476            $24,430
          Finished goods                         18,640              5,329
                                                -------            -------
          Total                                 $30,116            $29,759
                                                =======            =======

(7)  Accrued Liabilities

       Accrued liabilities consisted of the following (in thousands):

                                                   September 30,     June 30,
                                                      2000             2000
                                                  --------------    ----------
          Accrued compensation and benefits          $ 9,163            $ 8,633
          Accrued sales and marketing expense         20,439             14,221
          Accrued interest expense                       889              6,333
          Accrued inventory and fixed assets             310              7,015
          Other                                        8,746              5,164
                                                     -------            -------
          Total                                      $39,547            $41,366
                                                     =======            =======

(8)  Deferred Revenue

       Deferred revenue of $8.3 million and $9.3 million at September 30, 2000 and June 30, 2000 primarily relates to shipments of product to customers where title and risk of ownership has passed to the customer, but revenue recognition has been deferred due to certain stock balancing and right of return privileges granted to the customer. Deferred revenue also includes maintenance revenue that is recognized ratably over the related maintenance term.


(9)  Convertible Subordinated Notes

       On March 7, 2000 the Company issued $400 million of convertible subordinated notes due March 15, 2005. The notes bear interest at an annual rate of 5%. The notes are convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of $181.00 per share. The Company may redeem the notes on or after March 20, 2003 at 101.25% during the period beginning on March 20, 2003 and ending on March 14, 2004, and at 100.00% beginning on March 15, 2004 and thereafter. The notes are unsecured obligations of the Company. Upon a change in control, the noteholders may require the Company to purchase the notes at 100% of the principal amount of the notes plus accrued and unpaid interest. On August 8, 2000, the Company filed a shelf registration statement with the Securities and Exchange Commission with respect to the notes and the common stock issuable upon conversion of the notes pursuant to a registration rights agreement. Issuance costs of $12.6 million, which are included as a deferred charge in other assets, are being amortized to interest expense over the term of the notes. Accrued interest of approximately $889,000 as of September 30, 2000 is included in accrued liabilities.

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

       On June 28, 1999, the Company issued a convertible promissory note in exchange for $5.0 million in cash. The note bore interest at 8.0% per annum. In accordance with the conversion feature of the note, immediately prior to the closing of the Company's initial public offering on July 15, 1999, the note automatically converted into 497,663 shares of preferred stock at a conversion price of $10.09 per share, and such shares of preferred stock automatically converted into shares of common stock upon completion of the initial public offering.

(10) Statements of Cash Flows

       The Company paid cash interest of approximately $11.1 million and $400,000 during the three months ended September 30, 2000 and 1999, respectively. No income taxes were paid during the three months ended September 30, 2000 and 1999. There were no non-cash financing transactions for the three months ended September 30, 2000. During the three months ended September 30, 1999, non-cash financing transactions included the exchange of promissory notes of $13.4 million and related accrued interest for $14.0 million of redeemable convertible preferred stock, and the exchange of redeemable convertible preferred stock of $54.5 million for 28.3 million shares of common stock.

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

     We were incorporated in June 1993. From inception through fiscal 1997, we primarily focused on developing and selling ATM-based products for local area network, or LAN, applications. ATM, or asynchronous transfer mode, is a widely-used transmission technology that breaks data down into individual packets with unique identification and destination addresses and may be used to transmit data, voice and video within a network. During fiscal 1997 we began to leverage our ATM, personal computing environment and networking expertise to develop DSL modem products for high-speed Internet access. Although we continue to sell ATM LAN products, we have largely discontinued further development efforts on such products and are currently focusing on our DSL products. We shipped our first DSL products in the third quarter of fiscal 1998. Our DSL products represented 89.9% of our net revenues in fiscal 1999, 99.5% of our net revenues in fiscal 2000, and 100.0% of our net revenues in the first three months of fiscal 2001. We do not expect sales of our ATM LAN products to represent a material portion of our revenues or business in future periods.

     We derive our revenues primarily from sales of our SpeedStream family of DSL products. We sell our DSL products primarily to network service providers, network equipment vendors and telephone company-aligned distributors. For the quarter ended September 30, 2000, sales to three customers, SBC Communications, Covad Communications Group, Inc., and Teletron, Inc. for Hanaro Telecom each represented more than 10.0% of our net revenues. Our top ten customers for the three months ended September 30, 2000 accounted for 87.8% of our net revenues. We expect to continue to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period.

     Since inception, a substantial portion of our revenues has been derived from customers located outside of the United States and we expect to continue to depend upon international sales. Revenues derived from customers outside the United States represented 22% and 18% of our net revenues for September 30, 2000 and 1999, respectively. We currently maintain a European sales office in Amsterdam and Asian sales offices in Singapore and Seoul, Korea.

     To date, international sales have been denominated solely in U.S. dollars and, accordingly, we have not been exposed to fluctuations in non-U.S. currency exchange rates. In the future, a portion of our international sales may be denominated in currencies other than U.S. dollars, which would then expose us to gains and losses based upon exchange rate fluctuations.

     Our limited operating history in the DSL market makes it difficult to forecast our future operating results. To date, we have not achieved profitability in any quarter or annual period, and as of September 30, 2000, we had an accumulated deficit of $228.4 million. Although our net revenues have grown in recent quarters, we cannot be certain that our net revenues will increase at a rate sufficient to achieve and maintain profitability.

     On September 27, 2000, we acquired privately-held MultiMedia Development Corporation ("MMD"), a software vendor that provides network management systems and solutions for the broadband networking industry. Management systems developed by MMD are deployed in large service provider networks, enabling remote management of individual network elements, complete network topologies and network services. MMD provides automated provisioning of multi-service, multi-vendor networks, as well as fault isolation and capacity management. MMD also provides software tools for automated testing and gateway signaling.

     Under the terms of the agreement, each outstanding share of MMD common stock was exchanged for 2.44291 newly issued shares of common stock of the Company. This resulted in the issuance of 2,442,910 additional shares of the Company's common stock. The transaction was accounted for as a pooling of interests and, accordingly, the financial position, results of operations and cash flows of MMD have been combined with those of the Company for the same dates and periods as if the entities had been combined from the earliest date presented. In connection with the merger, the Company incurred direct merger-related expenses of approximately $3.0 million, which includes fees for investment bankers, attorneys, accountants, and other miscellaneous expenses. These expenses are included in accrued liabilities at September 30, 2000. The Company expects to settle these liabilities by December 31, 2000.

Results of Operations

     The following table sets forth, for the periods presented, certain data from Efficient's consolidated statement of operations expressed as a percentage of net revenues.


                                                                Three Months Ended
                                                                  September 30,
                                                            ------------------------
                                                               2000          1999
                                                            -----------  -----------
     Net revenues                                             100.0%        100.0%
     Cost of revenues                                          67.3          88.5
                                                             ------        ------
          Gross profit                                         32.7          11.5
                                                             ------        ------
     Operating expenses:
       Sales and marketing                                     14.4          20.1
       Research and development                                10.3          35.0
       General and administrative                               4.2           7.9
       Stock option compensation                                0.9          10.5
       Amortization of goodwill and other intangible assets    37.1            --
                                                             ------        ------
          Total operating expenses                             66.9          73.5
                                                             ------        ------
          Loss from operations                                (34.2)        (62.0)
     Interest income                                            5.4           4.6
     Interest expense and other, net                           (4.5)         (5.1)
     Merger costs                                              (2.3)           --
                                                             ------        ------
          Net loss                                            (35.6)%       (62.5)%
                                                             ======        ======

Three Months Ended September 30, 2000 and 1999

Net Revenues

     Net revenues consist of product sales, net of allowances for returns. Net revenues increased 862.2% to $127.2 million for the quarter ended September 30, 2000 from $13.2 million for the comparable quarter in 1999. DSL product revenues increased to $127.2 million, or 100% of total revenues, for the quarter ended September 30, 2000 compared to $12.9 million for the quarter ended September 30, 1999. The increase in DSL product-related revenues for the quarter ended September 30, 2000 reflects the continued market adoption of our DSL products, as well as the addition of new products to the Company's DSL product line both as a result of internal development efforts as well as through the acquisitions of FlowPoint, NTS, and MMD. Net revenues exclude $8.3 million and $2.4 million of deferred revenues at September 30, 2000 and 1999, respectively, primarily related to shipments of product to customers where title and risk of ownership has passed to the customer, but revenue recognition has been deferred due to certain stock balancing and return rights granted to the customer, and maintenance revenue that is recognized ratably over the related maintenance term.

Cost of Revenues

     Cost of revenues consists of amounts paid to third-party contract manufacturers and the personnel and related costs of our manufacturing operation. Cost of revenues increased 632.0% to $85.7 million for the quarter ended September 30, 2000 from $11.7 million for the quarter ended September 30, 1999. The increase from the quarter ended September 30, 2000 to the comparable period in 1999 reflected the increase in DSL product-related sales.

     Gross margin represented 32.7% of net revenues for the quarter ended September 30, 2000, compared to 11.5% of net revenues for the same period in 1999. For the quarter ended September 30, 2000, our gross margin improved from the gross margin of 27.0% achieved in the quarter ended June 30, 2000. These improvements have primarily resulted from lower product costs due to greater volumes and cost-reduction efforts, and an increase in software sales, which primarily relates to the acquisitions of MMD and NTS, as a component of our revenues. Gross margins for the quarter ended September 30, 1999 were adversely affected by our efforts to bring our DSL products to market. We took a number of actions that were designed to bring our DSL products to market quickly, but which also adversely affected our gross margins. These actions included initial volume price discounts for key customers and incremental costs such as manufacturing start-up, expedite and other incremental shipping and handling charges associated with low volume manufacturing, and we continued to add personnel to our manufacturing operations in anticipation of higher levels of business going forward. Factors that will affect our gross margin include the product mix sold in any particular period, distribution channels, competitive pressures and levels of volume discounts. We expect that our gross margins will continue to be adversely affected by costs associated with bringing our DSL products to market quickly and costs incurred to meet our customers' deployment schedules. While our goal is to improve our gross margin over the level achieved in the quarter ended September 30, 2000, there can be no assurance that we will be successful in our efforts.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of employee salaries, commissions and benefits, advertising, promotional materials and trade show exhibit expenses. Sales and marketing expenses increased 588.7% to $18.3 million for the quarter ended September 30, 2000, up from $2.7 million for the same period in 1999. The increase in sales and marketing expenses resulted from expanded sales and marketing activities associated with our DSL products. These costs included significant personnel-related expenses associated with increasing the size of our sales and marketing organization, and increased trade show activities and related travel expenses. Sales and marketing expenses represented 14.4% of net revenues for the quarter ended September 30, 2000, and 20.1% of net revenues for the quarter ended September 30, 1999. The decrease in sales and marketing expenses as a percentage of net revenues for the quarter ended September 30, 2000 compared to the same period in 1999 was a result of the increase in DSL revenues. We expect sales and marketing expenses to increase in dollar amount in future periods as we continue to expand our domestic and international sales and marketing organization.

Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts, including third-party consulting and prototyping costs. Research and development expenses increased 182.2% to $13.0 million for the quarter ended September 30, 2000, up from $4.6 million for the quarter ended September 30, 1999. The increase in research and development spending was primarily a result of increased personnel and related costs associated with an expanded research and development organization in connection with our DSL products. Research and development expenses represented 10.3% of net revenues for the quarter ended September 30, 2000 compared to 35.0% of net revenues for the quarter ended September 30, 1999. The decrease in research and development expenses as a percentage of net revenues for the quarter ended September 30, 2000 compared to the same period in 1999 was a result of the rapid increase in DSL revenues. We expect research and development expenses to increase in dollar amount in future periods as we continue to expand our research and development organization to develop new products and technologies.

General and Administrative Expenses

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and accounting personnel, human resources, facility costs, insurance costs and professional fees. General and administrative expenses increased 409.5% to $5.3 million for the quarter ended September 30, 2000, up from approximately $1.0 million for the same period in 1999. The increases in general and administrative spending were primarily a result of increases in headcount associated with building our infrastructure. General and administrative expenses represented 4.2% of net revenues for the quarter ended September 30, 2000, compared to 7.9% of net revenues for the quarter ended September 30, 1999. The decrease in general and administrative expenses as a percentage of net revenues for the quarter ended September 30, 2000 compared to the same period in 1999 was a result of the increase in DSL revenues. We expect general and administrative expenses to increase in dollar amount in future periods as we continue to build our infrastructure.

Stock Option Compensation

     Stock option compensation reflects the difference between the exercise price of stock options granted and the deemed fair market value of our common stock on the dates of grant. Amortization of deferred stock option compensation was $1.2 million for the quarter ended September 30, 2000 compared to approximately $1.4 million for the quarter ended September 30, 1999. We expect to amortize the deferred stock option compensation at the rate of approximately $1.2 million per quarter until fully amortized. Prior to our initial public offering on July 15, 1999, there was no market for our common stock, and option prices were determined by the Board of Directors based upon numerous factors. Upon review in connection with our initial public offering, it was determined that the fair market value on the date of grant of certain options was higher than originally determined by the Board of Directors. Since our initial public offering, we have priced the vast majority of options granted based upon the public market price of our common stock.

Amortization of Goodwill and Other Intangible Assets

     Amortization of goodwill and other intangible assets represents amortization of the intangible assets recorded in connection with the NTS and FlowPoint acquisitions. The Company recorded $17.9 million and $925.7 million in intangible assets in connection with the NTS and FlowPoint acquisitions, respectively, of which a total of $47.2 million was amortized in the quarter ended September 30, 2000. The remainder will be amortized at the rate of approximately $48.3 million per quarter over a five year period.

     The Company evaluates long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Impairment of goodwill and other intangible assets recorded in connection with the acquisitions of FlowPoint and NTS is evaluated by the Company on an on-going basis by analyzing future cash flow projections of the combined operations of the Company. These projections are based in part on the successful introduction of new products and technologies acquired from FlowPoint and NTS. The recoverability of the recorded goodwill is dependent on significant future cash flows from the combined operations of FlowPoint, NTS and Efficient, especially the successful introduction of new products derived from technologies acquired from FlowPoint and NTS. Failure to introduce these products timely due to a variety of possible factors such as weaker than expected market conditions, or our inability to successfully develop the technologies acquired, could adversely impact the cash flows generated from the acquired businesses and accordingly impair the recorded goodwill amount. The Company does not currently consider goodwill and other intangible assets to be impaired.

Interest Income and Interest Expense and Other, Net

     Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income increased for the quarter ended September 30, 2000 from the quarter ended September 30, 1999, as a result of interest earned primarily from the net cash proceeds received in connection with the Company's completion of its follow-on public offering on February 8, 2000, and the placement of convertible subordinated notes on March 7, 2000. Interest expense consists primarily of interest incurred on the convertible subordinated notes, as well as interest on capital lease obligations. Interest expense increased for the quarter ended September 30, 2000 compared to the same period in 1999 as a result of the subordinated convertible notes and capital lease obligation commitments issued in the quarter ended March 31, 2000. In future periods we expect interest income and interest expense and other, net to vary depending upon changes in the amount and mix of interest-bearing investments and short and long-term debt outstanding during each period.

Income Taxes

     From inception through September 30, 2000, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of September 30, 2000, we had significant federal net operating loss carryforwards to offset future taxable income which will begin to expire in varying amounts beginning in 2008. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the recognition of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, a 100% valuation allowance has been recorded. Furthermore, as a result of changes in Efficient's equity ownership resulting from Efficient's redeemable convertible preferred stock and note financings and Efficient's initial and follow-on public offerings, utilization of the net operating losses and tax credits may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through the sale of preferred equity securities and, in the second half of fiscal 1999, through borrowings from our investors and others. Since inception through September 30, 2000, net of transaction expenses, we have raised an aggregate of $40.4 million from the sale of private equity securities, $245.9 million from the public sale of equity securities, and an additional $414.0 million through loan transactions.

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

     At September 30, 2000, we had cash and cash equivalents and highly liquid short-term investments of $472.2 million. At September 30, 2000, we did not have a line of credit or other borrowing facility available. Capital commitments include a lease for office space, furniture and equipment for our corporate headquarters in Dallas, Texas. The office lease commenced in January 2000 and expires in 2010 with annual lease payments of approximately $2.7 million. The furniture and equipment lease commenced in February 2000 and expires in 2003 with annual lease payments of approximately $708,000.

     Cash used in operating activities for the three months ended September 30, 2000 was $29.2 million. Cash used in operating activities primarily represents an increase in receivables.

     Cash used in investing activities for the three months ended September 30, 2000 was $18.4 million. $98.0 million of cash was provided by sales and maturities of short-term investments, and $110.9 million of cash was used to purchase highly liquid short-term investments. $5.5 million of cash was used to purchase fixed assets. In each period, purchases of furniture and equipment related primarily to the purchase of computers and other equipment used in our development activities and other equipment and furniture used in our operations.

     Cash used in financing activities for the three months ended September 30, 2000 was approximately $53,000. $175,000 of cash was used to pay capital lease obligations. Issuances of common stock generated $734,000 of cash, and dividend distributions, which are attributable to MMD and occurred prior to the September 27, 2000 acquisition date, used $612,000 of cash.

     Our future capital requirements will depend upon a number of factors, including the rate of growth of our revenues, the timing and level of research and development activities and sales and marketing campaigns. We believe that our cash, cash equivalents and short-term investments will provide sufficient capital to fund our operations at least through the next twelve months. Thereafter, we may require additional capital to fund our business. In addition, from time to time we may evaluate opportunities to acquire complementary technologies or companies. Should we identify any such opportunities, we may need to raise additional capital to fund the acquisitions. There can be no assurance that financing will be available to us when we need it on favorable terms or at all.

Item 3. Disclosures About Market Risk

     The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the Risk Factors section.

     As of September 30, 2000, we had short-term investments of $438.9 million, of which $98.1 million is classified as cash equivalents as it is comprised of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the September 30, 2000 rates would cause the fair value of these short-term investments to change by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income. At September 30, 2000 we did not own any equity investments in marketable securities. Therefore, we did not have any direct equity price risk.

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

     In addition to the foregoing, in connection with our acquisition of FlowPoint Corporation in December 1999, we recorded approximately $925.7 million of intangible assets which we are amortizing at the rate of approximately $47.4 million per quarter over a five year period. In connection with the acquisition of Network TeleSystems, Inc. in May 2000, we recorded approximately $17.9 million of intangible assets which we are amortizing at the rate of approximately $895,000 per quarter over a five year period. This goodwill amortization will adversely affect operating results. Therefore, even if we achieve positive cash flow from operations, we expect to continue to be unprofitable for a significant additional period.

     The recoverability of the recorded goodwill is dependent on significant future cash flows from the combined operations of FlowPoint, NTS and Efficient, especially the successful introduction of new products derived from technologies acquired from FlowPoint and NTS. Failure to introduce these products timely due to a variety of possible factors such as weaker than expected market conditions, or our inability to successfully develop the technologies acquired, could adversely impact the cash flows generated from the acquired businesses and accordingly impair the recorded goodwill amount. If in the future we determine that the recorded goodwill is impaired, it would be necessary for us to write off the impairment which will adversely affect operating results.

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

     Since inception, a significant portion of our revenues has been derived from customers located outside of the United States, and we expect to continue to depend on international sales. Revenues derived from customers located outside of the United States represented 23.2%, 32.2%, and 21.4% of our net revenue in fiscal 1998, 1999, and 2000, respectively, and 22.1% of our net revenues in the quarter ended September

30, 2000. We believe that our continued growth and ability to attain and maintain profitability will require us to continue to penetrate international markets. If we are unable to successfully overcome the difficulties associated with international operations and maintain and expand our international operations, our business would be harmed. These difficulties include:

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

     As part of our business strategy, we expect to continue to review potential acquisitions that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. In December 1999, we acquired FlowPoint Corporation, in May 2000 we acquired Network Telesystems, Inc., and in September 2000 we acquired MultiMedia Development Corporation. In connection with future acquisitions, we could issue equity securities that would dilute our current stockholders' percentage ownership, incur substantial debt, or assume contingent liabilities. Such actions by us could seriously harm our results of operations and/or the price of our common stock. Acquisitions also entail numerous other risks which could adversely affect our business, results of operations and financial condition, including:

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

Item 2. Changes In Securities and Use of Proceeds

     On September 27, 2000 the Company issued 2,442,910 shares of common stock to acquire MultiMedia Development Corporation. Based upon the representations and warranties of MultiMedia Development Corporation, the Company issued the shares of common stock without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2000.

Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits

               The following exhibit is filed herewith.

               27.1 Financial data schedule

     (b)   Reports on Form 8-K

               (i) On July 20, 2000, the Company filed a current report on Form 8-K dated July 18, 2000 pursuant to Item 5 thereof, reporting an update of its previously reported description of the general development of its business.

                                  Signatures

In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  November 14, 2000



                              /s/ Jill S. Manning
                              --------------------------------------------------
                              Jill S. Manning
                              Vice President, Secretary and Chief Financial Officer
                              (Principal Financial and Accounting Officer)