Form 10-Q
period 2000-12-31
EFFICIENT NETWORKS INC
filed 2001-02-14
CIK 1085061

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

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

                             YES [X]            NO [ ]

As of February 13, 2001, 59,250,354 shares of the Registrant's common stock were outstanding.

                           Efficient Networks, Inc.

                                   FORM 10-Q
                               December 31, 2000

                                     INDEX

                                                                                                                               Page
                                                                                                                               ----

Part I Financial Information.................................................................................................     3

     Item 1. Financial Statements............................................................................................     3

          Condensed Consolidated Balance Sheets at December 31, 2000 (unaudited) and June 30, 2000...........................     3

          Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended December 31, 2000 and 1999..     4

          Condensed Consolidated Statements of Operations (unaudited) for the Six Months Ended December 31, 2000 and 1999....     4

          Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended December 31, 2000 and 1999....     5

          Notes to Unaudited Condensed Consolidated Financial Statements.....................................................     6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........................    12

Item 3.  Disclosures About Market Risk                                                                                           19

Part II Other Information....................................................................................................    31

     Item 1. Legal Proceedings...............................................................................................    31

     Item 2. Changes In Securities and Use of Proceeds.......................................................................    31

     Item 4. Submission of Matters to a Vote of Security Holders.............................................................    31

     Item 6. Exhibits and Reports on Form 8-K................................................................................    31

Signatures...................................................................................................................    32

                         PART I Financial Information

Item 1. Financial Statements

                           EFFICIENT NETWORKS, INC.
                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                                    December 31, 2000        June 30, 2000
                                                                                    -----------------        -------------
                                  Assets                                               (unaudited)
Current assets:
 Cash and cash equivalents                                                             $  125,608             $  178,997
 Short-term investments                                                                   310,840                326,742
 Accounts receivable, net of allowance for doubtful accounts of $3,113 and                114,080                 91,687
  $1,687 at December 31, 2000 and June 30, 2000, respectively
 Inventory deposit                                                                         50,000                 50,000
 Inventories                                                                               93,978                 29,759
 Other current assets                                                                       4,938                  1,665
                                                                                       ----------             ----------
   Total current assets                                                                   699,444                678,850
Furniture and equipment, net                                                               27,859                 21,022
Goodwill and other intangible assets, net of accumulated amortization of                  748,283                843,176
 $195,517 and $100,432 at December 31, 2000 and June 30, 2000, respectively
Other assets, net                                                                          15,874                 17,110
                                                                                       ----------             ----------
                                                                                       $1,491,460             $1,560,158
                                                                                       ==========             ==========
                    Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                                      $   51,881             $   22,640
 Accrued liabilities                                                                       41,409                 41,366
 Current portion of capital lease obligations                                                 782                    738
 Deferred revenue                                                                           7,785                  9,275
                                                                                       ----------             ----------
   Total current liabilities                                                              101,857                 74,019
Convertible subordinated notes                                                            400,000                400,000
Capital lease obligations, net of current portion                                           1,665                  2,069
                                                                                       ----------             ----------
   Total liabilities                                                                      503,522                476,088
                                                                                       ----------             ----------
Commitments and contingencies
Stockholders' equity:
 Preferred stock, 9,993,700 shares authorized; none outstanding
 Common stock, par value $.001 per share, 200,000,000 shares authorized;
  59,066,242 and 58,182,566 shares issued and outstanding at December 31,
  2000 and June 30, 2000, respectively                                                         59                     58
 Additional paid-in capital                                                             1,277,690              1,275,525
 Deferred stock option compensation                                                        (7,620)                (9,989)
 Accumulated deficit                                                                     (284,703)              (182,524)
 Accumulated other comprehensive income                                                     2,512                  1,000
                                                                                       ----------             ----------
   Total stockholders' equity                                                             987,938              1,084,070
                                                                                       ----------             ----------
                                                                                       $1,491,460             $1,560,158
                                                                                       ==========             ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                           EFFICIENT NETWORKS, INC.
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                              Three Months Ended                    Six Months Ended
                                                                  December 31,                         December 31,
                                                         ----------------------------           -----------------------------
                                                           2000                1999                2000                1999
                                                         --------            --------           ---------            --------
Net revenues                                             $102,497            $ 29,609           $ 229,724            $ 42,832

Cost of revenues                                           68,592              21,219             154,276              32,925
                                                         --------            --------           ---------            --------
    Gross profit                                           33,905               8,390              75,448               9,907
                                                         --------            --------           ---------            --------
Operating expenses:
 Sales and marketing                                       24,412               4,849              42,676               7,502
 Research and development                                  13,127               6,742              26,176              11,364
 General and administrative                                 4,944               1,284              10,284               2,330
 Stock option compensation                                  1,109               1,219               2,282               2,608
 Amortization of intangibles                               47,905               7,358              95,085               7,358
 In process research and development
  charge                                                       --               4,970                  --               4,970
                                                         --------            --------           ---------            --------
    Total operating expenses                               91,497              26,422             176,503              36,132
                                                         --------            --------           ---------            --------
    Loss from operations                                  (57,592)            (18,032)           (101,055)            (26,225)
Interest income                                             6,987                 685              13,895               1,296
Interest expense and other, net                            (5,720)                 --             (11,449)               (675)
Merger costs                                                   --                  --              (2,958)                 --
                                                         --------            --------           ---------            --------

    Net loss                                             $(56,325)           $(17,347)          $(101,567)           $(25,604)
                                                         ========            ========           =========            ========
    Basic and diluted net loss per share of
     common stock                                        $  (0.96)           $  (0.42)          $   (1.73)           $  (0.69)
                                                         ========            ========           =========            ========
    Weighted-average shares of common stock
     outstanding                                           58,924              41,087              58,696              37,013
                                                         ========            ========           =========            ========

See accompanying notes to unaudited condensed consolidated financial statements.

                           EFFICIENT NETWORKS, INC.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                                 Six Months Ended
                                                                                                   December 31,
                                                                                           -----------------------------
                                                                                             2000                 1999
                                                                                           ---------            --------
Cash flows used in operating activities:
 Net loss                                                                                  $(101,567)           $(25,604)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                               3,782                 576
   Amortization of deferred stock option compensation                                          2,282               2,608
   Accretion of discount on subordinated promissory notes                                         --                 604
   Accretion of deferred issuance costs on convertible subordinated notes                      1,260                  --
   Amortization of goodwill and other intangible assets                                       95,085               7,358
   In process research and development charge                                                     --               4,970
 Changes in operating assets and liabilities, net of acquisitions:
   Accounts receivable, net                                                                  (22,393)            (19,724)
   Inventories                                                                               (64,411)            (19,831)
   Other assets                                                                               (3,297)             (1,151)
   Accounts payable and accrued liabilities                                                   29,284               6,539
   Deferred revenue                                                                           (1,490)              2,663
                                                                                           ---------            --------
    Net cash used in operating activities                                                    (61,465)            (40,992)
                                                                                           ---------            --------

Cash flows provided by investing activities:
 Purchases of furniture and equipment                                                        (10,619)             (2,918)
 Purchase of investments                                                                    (206,011)             (3,983)
 Proceeds from sales and maturities of investments                                           223,425                  --
 Net cash received in connection with purchase of Flowpoint Corporation                           --              10,916
                                                                                           ---------            --------
    Net cash provided by investing activities                                                  6,795               4,015
                                                                                           ---------            --------

Cash flows provided by financing activities:
 Principal payments on capital lease obligations                                                (360)                 --
 Proceeds from issuance of common stock                                                        2,253              63,377
 Distributions paid to MultiMedia Development Corporation                                       (612)               (132)
                                                                                           ---------            --------
    Net cash provided by financing activities                                                  1,281              63,245
                                                                                           ---------            --------
Increase (decrease) in cash and cash equivalents                                             (53,389)             26,268
Cash and cash equivalents at beginning of period                                             178,997               5,601
                                                                                           ---------            --------
Cash and cash equivalents at end of period                                                 $ 125,608            $ 31,869
                                                                                           =========            ========

See accompanying notes to unaudited condensed consolidated financial statements.

                           EFFICIENT NETWORKS, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000


(1)  Basis of Presentation

       The accompanying unaudited financial data as of and for the three months and six months ended December 31, 2000 and 1999 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and in the Company's Current Report on Form 8-K filed on January 16, 2001. The Current Report on Form 8-K dated January 16, 2001 includes the Company's consolidated financial statements as of June 30, 2000 and 1999, and for each of the years in the three-year period ended June 30, 2000 restated to give effect to the pooling-of-interests with MultiMedia Development Corporation ("MMD").

       In September 2000, the Company acquired MMD in a business combination accounted for under the pooling-of-interests method of accounting. Accordingly, all financial information presented herein has been restated to reflect the combined operations of Efficient Networks, Inc. and MMD.

       In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the three months and six months ended December 31, 2000 have been made. The results of operations for the three months and six months ended December 31, 2000 are not necessarily indicative of the operating results for the full year.


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

(3)  Acquisitions

       MultiMedia Development Corporation

       On September 27, 2000, the Company acquired privately-held MMD, a software vendor that provides network management systems and solutions for the broadband networking industry. Under the terms of the agreement, each outstanding share of MMD common stock was exchanged for 2.44291 newly issued shares of common stock of the Company. This resulted in the issuance of 2,442,910 shares of the Company's common stock. The transaction was accounted for as a pooling-of-interests and, accordingly, the financial position, results of operations and cash flows of MMD have been combined with those of the Company for the same dates and periods as if the entities had been combined from the earliest date presented. In connection with the merger, the Company incurred direct merger-related expenses of approximately $3.0 million, which includes fees for investment bankers, attorneys, accountants, and other miscellaneous expenses. The Company settled the related liabilities for these expenses by December 31, 2000.

       The following represents the operating results of each company for the six months ended December 31, 2000 (in thousands, unaudited):

          Total revenues:
             Efficient                        $ 51,829
             MMD                                 3,041
                                              --------
                                              $ 54,870
                                              --------

          Net income (loss):
             Efficient                        $(37,542)
             MMD                                 1,538
                                              --------
                                              $(36,004)
                                              --------

       Network TeleSystems, Inc.

       On May 9, 2000, the Company entered into an agreement to acquire Network TeleSystems, Inc. ("NTS"). The acquisition was completed on May 22, 2000. The results of operations of NTS have been included in the Company's consolidated statement of operations from the date of acquisition. The Company financed the acquisition through the issuance of 400,000 shares of common stock. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. The shares issued to the stockholders of NTS had a fair market value of $18.4 million based on the market price of $45.92, which represents the average closing sale price for two trading days before and two trading days after the terms of the acquisition were agreed to.

       The total purchase price of $19.3 million, including direct acquisition costs of approximately $900,000, was allocated as follows (in thousands):

          Excess cost over fair value of net assets acquired                         $17,923
          Fair value of tangible assets acquired, net of liabilities assumed           1,345
                                                                                     -------
                                                                                     $19,268
                                                                                     =======

       In connection with the NTS acquisition, the Company recorded $17.9 million in intangible assets, of which $894,700 was amortized in the quarter ended December 31, 2000. The remainder will be amortized at a rate of approximately $895,000 per quarter over a five-year period.

       FlowPoint Corporation

       On November 21, 1999, the Company entered into an agreement with Cabletron Systems, Inc. ("Cabletron") to acquire its wholly-owned subsidiary FlowPoint Corporation ("FlowPoint"). The acquisition was completed on December 17, 1999. The results of operations of FlowPoint have been included in the Company's consolidated statement of operations from the date of acquisition.

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

       The total purchase price of $938.7 million, including direct costs of acquisition of $13.9 million, was allocated as follows (in thousands):

          Acquired technology                                                            $ 21,545
          Assembled workforce                                                                 940
          Sales channel and customer relationships                                         12,930
          In-process research and development                                               4,970
          Non-compete agreements                                                               50
          Excess cost over fair value of net assets acquired                              890,440
          Fair value of tangible assets acquired, net of liabilities assumed                7,779
                                                                                         --------
                                                                                         $938,654
                                                                                         ========

       The allocation of acquired technology, assembled workforce, sales channel and customer relationships, in-process research and development and non-compete agreements was based upon an independent valuation. The Company wrote off in-process research and development immediately upon consummation of the acquisition. In addition, in connection with the FlowPoint acquisition, the Company recorded $925.9 million in goodwill and other intangible assets, of which $47.0 million was amortized in the three months ended December 31, 2000. The remainder will be amortized at a rate of approximately $47.0 million per quarter over a five-year period.

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

       The following pro forma financial information presents a summary of the results of operations as if the acquisitions of FlowPoint and NTS had occurred on July 1, 1999:

                                                                        Six months ended
                                                                        December 31, 1999
                                                                       -------------------
                                                                           (unaudited)
Revenues                                                                     $  65,956
Expenses                                                                       179,979
                                                                             ---------
Net loss                                                                     $(114,023)
                                                                             =========

Basic and diluted loss per share of common stock                             $   (2.56)
                                                                             =========
Shares used in computing  basic and diluted loss per share of
     common stock                                                               44,613
                                                                             =========

(4)  Earnings Per Share

       Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and conversion of the Company's convertible subordinated notes. The diluted loss per share amount is the same as basic loss per share because the Company has a net loss in each of the periods presented and the impact of the assumed exercise of the stock options and warrants is antidilutive. Common stock equivalents, consisting primarily of stock options and convertible subordinated notes, of 5.8 million and 6.5 million shares for the three months ended December 31, 2000 and 1999, respectively, and 4.2 million and 7.7 million shares for the six months ended December 31, 2000 and 1999, respectively, were excluded from the calculation of diluted loss per share as their inclusion would be antidilutive.


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

(6)  Inventories

       Inventories consisted of the following (in thousands):


                                             December 31,         June 30,
                                                 2000               2000
                                            -------------       -----------
Raw materials                                  $38,776            $24,430
Finished goods                                  55,202              5,329
                                               -------            -------
Total                                          $93,978            $29,759
                                               =======            =======


(7)  Accrued Liabilities

       Accrued liabilities consisted of the following (in thousands):


                                                  December 31,        June 30,
                                                      2000              2000
                                                 -------------       ---------
Accrued compensation and benefits                   $ 5,805           $ 8,633
Accrued sales and marketing expense                  21,570            14,221
Accrued interest expense                              5,889             6,333
Accrued inventory and fixed assets                    2,260             7,015
Other                                                 5,885             5,164
                                                    -------           -------
Total                                               $41,409           $41,366
                                                    =======           =======

(8)  Deferred Revenue

       Deferred revenue of $7.8 million and $9.3 million at December 31, 2000 and June 30, 2000 primarily relates to shipments of product to customers where title and risk of ownership has passed to the customer, but revenue recognition has been deferred due to certain stock balancing and right of return privileges granted to the customer. Deferred revenue also includes maintenance revenue that is recognized ratably over the related maintenance term.


(9)  Convertible Subordinated Notes

       On March 7, 2000 the Company issued $400 million of convertible subordinated notes due March 15, 2005. The notes bear interest at an annual rate of 5%. The notes are convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of $181.00 per share. The Company may redeem the notes on or after March 20, 2003 at 101.25% during the period beginning on March 20, 2003 and ending on March 14, 2004, and at 100.00% beginning on March 15, 2004 and thereafter. The notes are unsecured obligations of the Company. Upon a change in control, the noteholders may require the Company to purchase the notes at 100% of the principal amount of the notes plus accrued and unpaid interest. On August 8, 2000, the Company filed a shelf registration statement with the Securities and Exchange Commission with respect to the notes and the common stock issuable upon conversion of the notes pursuant to a registration rights agreement. Issuance costs of $12.6 million, which are included as a deferred charge in other assets, are being amortized to interest expense over the term of the notes. Accrued interest of approximately $5.9 million as of December 31, 2000 is included in accrued liabilities.

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

(10) Statements of Cash Flows

       The Company paid cash interest of approximately $6.4 million and $400,000 during the six months ended December 31, 2000 and 1999, respectively. No income taxes were paid during the six months ended December 31, 2000 and 1999. There were no non-cash financing transactions for the six months ended December 31, 2000. During the six months ended December 31, 1999, non-cash financing transactions included the exchange of promissory notes of $13.4 million and related accrued interest for $14.0 million of redeemable convertible preferred stock, and the exchange of redeemable convertible preferred stock of $54.5 million for 28.3 million shares of common stock.

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

Overview

     We are a worldwide independent developer and supplier of high-speed DSL customer premises equipment for the broadband access market. Our DSL solutions enable telecommunications and other network service providers to provide high-speed, cost-effective broadband access services over the existing copper wire telephone infrastructure to both business and residential markets. We therefore focus on developing and producing single- and multiple-user DSL customer premises equipment for small- to medium-size businesses, branch offices of large corporations and consumers. Our DSL and software related products enable applications such as high-speed Internet access, electronic commerce, remote access, telecommuting and extensions of corporate networks to branch offices.

     On September 27, 2000, we acquired MultiMedia Development Corporation ("MMD"), a provider of network management, testing, simulation and signaling software products. MMD's technology is designed to provide high speed network carriers with the ability to manage broadband equipment from a number of different vendors. MMD's products are used to enable and automate the creation of ATM, or asynchronous transfer mode, and frame relay virtual circuits across complex networks. Primary customers include network service providers who create and manage large, high speed networks. MMD has industry alliances with many of the same broadband equipment vendors as Efficient Networks, including ADC Telecommunications, Inc., Copper Mountain Networks, Inc., Cisco Systems, Inc., Accelerated Networks Inc., General Bandwidth Inc., Marconi Corporation plc and others. MMD works closely with these companies to offer a seamless management platform that allows carriers to create end-to-end services and provision new customers rapidly, across a diverse set of equipment. MMD also provides signaling gateway products that help automate creation of connections in broadband networks, and help transfer signaling messages between broadband and narrowband networks.

     Under the terms of the agreement, each outstanding share of MMD common stock was exchanged for 2.44291 newly issued shares of common stock of the Company. This resulted in the issuance of 2,442,910 shares of our common stock. The transaction was accounted for as a pooling-of-interests and, accordingly, the financial position, results of operations and cash flows of MMD have been combined with those of the Company for the same dates and periods as if the entities had been combined from the earliest date presented.

     We were incorporated in June 1993. From inception through fiscal 1997, we primarily focused on developing and selling ATM-based products for local area network, or LAN, applications. ATM, or asynchronous transfer mode, is a widely-used transmission technology that breaks data down into individual packets with unique identification and destination addresses and may be used to transmit data, voice and video within a network. During fiscal 1997 we began to leverage our ATM, personal computing environment and networking expertise to develop DSL modem products for high-speed Internet access. We have largely discontinued further development efforts on our ATM LAN products and are currently focusing on our DSL and software related products. We shipped our first DSL products in the third quarter of fiscal 1998. Our DSL and software related products represented 89.9% of our net revenues in fiscal 1999, 99.5% of our net revenues in fiscal 2000, and 100% of our net revenues in the first six months of fiscal 2001. We do not expect sales of our ATM LAN products to represent a material, or any, portion of our revenues or business in future periods.

     We derive our revenues primarily from sales of our SpeedStream family of DSL products. We sell our DSL and software related products primarily to network service providers, network equipment vendors and telephone company-aligned distributors. For the quarter ended December 31, 2000, sales to three customers, Operational Technologies, Inc., BigNet, Inc., and America Online, Inc. each represented more than 10.0% of our net revenues. Our top ten customers for the three and six months ended December 31, 2000 accounted for 76.9% and 77.2% of our net revenues, respectively. We expect to continue to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period.

     Since inception, a substantial portion of our revenues has been derived from customers located outside of the United States and we expect to continue to depend upon international sales. Revenues derived from customers outside the United States represented 14.8% and 18.9% of our net revenues for the three and six months ended December 31, 2000, respectively, and 20.5% and 19.9% for the three and six months ended December 31, 1999, respectively. We currently maintain international sales offices in Amsterdam, Singapore, Korea, and Spain.

     To date, international sales have been denominated solely in U.S. dollars and, accordingly, we have not been exposed to fluctuations in non-U.S. currency exchange rates. In the future, a portion of our international sales may be denominated in currencies other than U.S. dollars, which would then expose us to gains and losses based upon exchange rate fluctuations.

     Our limited operating history in the DSL market makes it difficult to forecast our future operating results. To date, we have not achieved profitability in any quarter or annual period, and as of December 31, 2000, we had an accumulated deficit of $284.7 million. Although our net revenues have grown in recent quarters, we cannot be certain that our net revenues will increase at a rate sufficient to achieve and maintain profitability.

Results of Operations

     The following table sets forth, for the periods presented, certain data from Efficient's consolidated statement of operations expressed as a percentage of net revenues.


                                                                  Three Months Ended                     Six Months Ended
                                                                     December 31,                          December 31,
                                                            -----------------------------            -------------------------
                                                               2000               1999                 2000            1999
                                                            ----------         ----------            --------       ----------
Net revenues                                                  100.0%              100.0%              100.0%           100.0%
Cost of revenues                                               66.9                71.7                67.2             76.9
                                                             ------              ------              ------           ------
    Gross profit                                               33.1                28.3                32.8             23.1
                                                             ------              ------              ------           ------
Operating expenses:
 Sales and marketing                                           23.8                16.4                18.5             17.5
 Research and development                                      12.8                22.8                11.4             26.5
 General and administrative                                     4.8                 4.3                 4.5              5.4
 Stock option compensation                                      1.1                 4.1                 1.0              6.1
 Amortization of goodwill and other intangible                 46.8                24.8                41.4             17.2
  assets
 In process research and development charge                                        16.8                  --             11.6
                                                             ------              ------              ------           ------
    Total operating expenses                                   89.3                89.2                76.8             84.3
                                                             ------              ------              ------           ------
    Loss from operations                                      (56.2)              (60.9)              (44.0)           (61.2)
Interest income                                                 6.8                 2.3                 6.1              3.0
Interest expense and other, net                                (5.6)                 --                (5.0)            (1.6)
Merger costs                                                     --                  --                (1.3)              --
                                                             ------              ------              ------           ------
    Net loss                                                 (55.0)%             (58.6)%             (44.2)%          (59.8)%
                                                             ======              ======              ======           ======

Three and Six Months Ended December 31, 2000 and 1999

Net Revenues

     Net revenues consist of DSL and software-related product revenues, net of allowances for returns. Net revenues increased 246.2% to $102.5 million for the quarter ended December 31, 2000 from $29.6 million for the comparable quarter in 1999. Net revenues increased 436.3% to $229.7 million for the six months ended December 31, 2000 from $42.8 million for the comparable period in 1999. The increase in DSL and software-related product revenues for the quarter ended December 31, 2000 reflects the continued market adoption of our DSL products, as well as an increase in related software sales, and the addition of new products to the Company's DSL product line from internal development efforts. Net revenues exclude $7.8 million and $3.4 million of deferred revenues at December 31, 2000 and 1999, respectively, primarily related to shipments of product to customers where title and risk of ownership has passed to the customer, but revenue recognition has been deferred due to certain stock balancing and return rights granted to the customer. Deferred revenue also includes maintenance revenue that is recognized ratably over the related maintenance term.

Cost of Revenues

     Cost of revenues consists of amounts paid to third-party contract manufacturers and the personnel and related costs of our manufacturing operation. Cost of revenues increased 223.3% to $68.6 million for the quarter ended December 31, 2000 from $21.2 million for the quarter ended December 31, 1999. Cost of revenues increased 368.6% to $154.3 million for the six months ended December 31, 2000 from $32.9 million for the comparable period in 1999. The increase from the quarter ended December 31, 2000 to the comparable period in 1999 reflected the increase in DSL and software-related product sales.

     Gross margin represented 33.1% of net revenues for the quarter ended December 31, 2000, compared to 28.3% of net revenues for the same period in 1999. Gross margin represented 32.8% of net revenues for the six months ended December 31, 2000, compared to 23.1% of net revenues for the same period in 1999. For the quarter ended December 31, 2000, our gross margin improved slightly from the gross margin of 32.7% achieved in the quarter ended September 30, 2000. These improvements have primarily resulted from lower product costs due to greater volumes and cost-reduction efforts, and an increase in higher-margin software sales as a component of our revenues. Gross margins for the quarter and six months ended December 31, 1999 were adversely affected by our efforts to bring our DSL products to market. We took a number of actions that were designed to bring our DSL products to market quickly, but which also adversely affected our gross margins. These actions included initial volume price discounts for key customers and incremental costs such as manufacturing start-up, expedite and other incremental shipping and handling charges associated with low volume manufacturing, and we continued to add personnel to our manufacturing operations in anticipation of higher levels of business going forward. Factors that will affect our gross margin include the product mix sold in any particular period, distribution channels, competitive pressures and levels of volume discounts. We expect that our gross margins will continue to be adversely affected by costs associated with bringing our DSL products to market quickly and costs incurred to meet our customers' deployment schedules. While our goal is to improve our gross margin over the level achieved in the quarter ended December 31, 2000, there can be no assurance that we will be successful in our efforts.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of employee salaries, commissions and benefits, advertising, promotional materials, trade show exhibit expenses, and participation in marketing programs in which the costs for promoting our product is shared with our customers. Sales and marketing expenses increased 403.4% to $24.4 million for the quarter ended December 31, 2000, up from $4.8 million for the same period in 1999. Sales and marketing expenses increased 468.9% to $42.7 million for the six months ended December 31, 2000, up from $7.5 million for the same period in 1999. The increase in sales and marketing expenses resulted from expanded sales and marketing activities associated with our DSL products. These costs included significant personnel-related expenses associated with increasing the size of our sales and marketing organization, increased trade show activities and related travel expenses, and increased participation in marketing programs with our customers. Sales and marketing expenses represented 23.8% of net revenues for the quarter ended December 31, 2000, and 16.4% of net revenues for the quarter ended December 31, 1999. Sales and marketing expenses represented 18.5% of net revenues for the six months ended December 31, 2000, and 17.5% of net revenues for the six months ended December 31, 1999. The increase in sales and marketing expenses as a percentage of net revenues for the quarter and six months ended December 31, 2000 compared to the same periods in 1999 was a result of increased sales and marketing activities and increased participation in marketing programs with our customers. We expect sales and marketing expenses to increase in dollar amount in future periods as we continue to expand our domestic and international sales and marketing organization.

Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts, including third-party consulting and prototyping costs. Research and development expenses increased 94.7% to $13.1 million for the quarter ended December 31, 2000, up from $6.7 million for the quarter ended December 31, 1999. Research and development expenses increased 130.3% to $26.2 million for the six months ended December 31, 2000, up from $11.4 million for the six months ended December 31, 1999. The increase in research and development spending was primarily a result of increased personnel and related costs associated with an expanded research and development organization in connection with our DSL products. Research and development expenses represented 12.8% of net revenues for the quarter ended December 31, 2000 compared to 22.8% of net revenues for the quarter ended December 31, 1999. Research and development expenses represented 11.4% of net revenues for the six months ended December 31, 2000 compared to 26.5% of net revenue for the six months ended December 31, 1999. The decrease in research and development expenses as a percentage of net revenues for the quarter and six months ended December 31, 2000 compared to the same period in 1999 was a result of the rapid increase in DSL product-related revenues. We expect research and development expenses to increase in dollar amount in future periods as we continue to expand our research and development organization to develop new products and technologies.

General and Administrative Expenses

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and accounting personnel, human resources, facility costs, insurance costs and professional fees. General and administrative expenses increased 285.0% to $4.9 million for the quarter ended December 31, 2000, up from approximately $1.3 million for the same period in 1999. General and administrative expenses increased 341.4% to $10.3 million for the six months ended December 31, 2000, up from approximately $2.3 million for the same period in 1999. The increases in general and administrative spending were primarily a result of increases in headcount associated with building our infrastructure. General and administrative expenses represented 4.8% of net revenues for the quarter ended December 31, 2000, compared to 4.3% of net revenues for the quarter ended December 31, 1999. The increase in general and administrative expenses as a percentage of net revenues for the quarter ended December 31, 2000 compared to the same period in 1999 was a result of increased personnel. General and administrative expenses represented 4.5% of net revenues for the six months ended December 31, 2000, compared to 5.4% of net revenues for the six months ended December 31, 1999. The decrease in general and administrative expenses as a percentage of net revenues for the six months ended December 31, 2000 compared to the same period in 1999 was a result of the increase in DSL product-related revenues. We expect general and administrative expenses to increase in dollar amount in future periods as we continue to build our infrastructure.

Stock Option Compensation

     Stock option compensation reflects the difference between the exercise price of stock options granted and the deemed fair market value of our common stock on the dates of grant. Amortization of deferred stock option compensation was $1.1 million and $2.3 million for the quarter and six months ended December 31, 2000, respectively, compared to approximately $1.2 million and $2.6 million for the quarter ended and six months ended December 31, 1999, respectively. We expect to amortize the deferred stock option compensation at the rate of approximately $1.1 million per quarter until fully amortized. Prior to our initial public offering on July 15, 1999, there was no market for our common stock, and option prices were determined by the Board of Directors based upon numerous factors. Upon review in connection with our initial public offering, it was determined that the fair market value on the date of grant of certain options was higher than originally determined by the Board of Directors. Since our initial public offering, we have priced the vast majority of options granted based upon the public market price of our common stock.

Amortization of Goodwill and Other Intangible Assets

     Amortization of goodwill and other intangible assets represents amortization of the intangible assets recorded in connection with the NTS and FlowPoint acquisitions. The Company recorded $17.9 million and $925.9 million in intangible assets in connection with the NTS and FlowPoint acquisitions, respectively, of which a total of $47.9 million and $95.1 million was amortized in the quarter and six months ended December 31, 2000, respectively. The remainder will be amortized at the rate of approximately $47.9 million per quarter over a five year period.

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

Interest Income and Interest Expense and Other, Net

     Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income increased for the quarter and six months ended December 31, 2000 from the quarter and six months ended December 31, 1999, as a result of interest earned primarily from the net cash proceeds received in connection with the Company's completion of its follow-on public offering on February 8, 2000, and the placement of convertible subordinated notes on March 7, 2000. Interest expense consists primarily of interest incurred on the convertible subordinated notes, as well as interest on capital lease obligations. Interest expense increased for the quarter and six months ended December 31, 2000 compared to the same periods in 1999 as a result of the subordinated convertible notes and capital lease obligation commitments issued in the quarter ended March 31, 2000. In future periods we expect interest income and interest expense and other, net to vary depending upon changes in the amount and mix of interest-bearing investments and short and long-term debt outstanding during each period.

Income Taxes

     From inception through December 31, 2000, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of December 31, 2000, we had significant federal net operating loss carryforwards to offset future taxable income which will begin to expire in varying amounts beginning in 2008. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the recognition of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, a 100% valuation allowance has been recorded. Furthermore, as a result of changes in Efficient's equity ownership resulting from Efficient's redeemable convertible preferred stock and note financings and Efficient's initial and follow-on public offerings, utilization of the net operating losses and tax credits may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through the sale of preferred equity securities and, in the second half of fiscal 1999, through borrowings from our investors and others. Since inception through December 31, 2000, net of transaction expenses, we have raised an aggregate of $40.4 million from the private sale of equity securities, $246.3 million from the public sale of equity securities, and an additional $414.0 million through loan transactions, as more fully described below.

     On July 15, 1999, the Company completed an initial public offering. The Company issued 4.6 million shares of common stock and raised $63.1 million in net proceeds. Upon the completion of the initial public offering, the Company's promissory notes converted into redeemable convertible preferred stock, and all then outstanding redeemable convertible preferred stock converted into 28.3 million shares of common stock. On February 8, 2000, the Company completed a follow-on public offering. The Company issued 2.8 million shares of common stock and raised $183.2 million in net proceeds. On March 7, 2000, the Company completed the private placement of $400 million of convertible subordinated notes. Issuance costs of $12.6 million are being amortized over the term of the notes.

     At December 31, 2000, we had cash and cash equivalents and highly liquid short-term investments of $436.4 million. At December 31, 2000, we did not have a line of credit or other borrowing facility available. Capital commitments include a lease for office space, furniture and equipment for our corporate headquarters in Dallas, Texas. The office lease commenced in January 2000 and expires in 2010 with annual lease payments of approximately $2.7 million. The furniture and equipment lease commenced in February 2000 and expires in 2003 with annual lease payments of approximately $708,000.

     Cash used in operating activities for the six months ended December 31, 2000 was $61.5 million. Cash used in operating activities primarily represents an increase in inventories and accounts receivable. The increase in inventories is primarily due to two customers that did not place large anticipated orders in the quarter. In addition to the cash used to purchase inventory, the increase in inventories was also financed by an increase in accounts payable, which represented a source of cash of $29.3 million. The increase in accounts receivable, which represents a use of cash of $22.4 million, was a result of the growth of our revenues.

     Cash provided by investing activities for the six months ended December 31, 2000 was $6.8 million. $223.4 million of cash was provided by sales and maturities of short-term investments, and $206.0 million of cash was used to purchase highly liquid short-term investments. $10.6 million of cash was used to purchase fixed assets. In each period, purchases of furniture and equipment related primarily to the purchase of computers and other equipment used in our development activities and other equipment and furniture used in our operations.

     Cash provided by financing activities for the six months ended December 31, 2000 was approximately $1.3 million. Approximately $360,000 of cash was used to pay capital lease obligations. Issuances of common stock generated $2.3 million of cash, and dividend distributions, which are attributable to MMD and occurred prior to the September 27, 2000 acquisition date, used approximately $612,000 of cash.

     Our future capital requirements will depend upon a number of factors, including the rate of growth of our revenues, increases in inventories necessary to meet customer demand, increases in receivables resulting from revenue growth, the timing and level of research and development activities and sales and marketing campaigns. We believe that our cash, cash equivalents and short-term investments will provide sufficient capital to fund our operations at least through the next twelve months. Thereafter, we may require additional capital to fund our business. In addition, from time to time we may evaluate opportunities to acquire complementary technologies or companies. Should we identify any such opportunities, we may need to raise additional capital to fund the acquisitions. There can be no assurance that financing will be available to us when we need it on favorable terms or at all.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." ("SFAS No. 133") as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The adoption of Statements of Financial Accounting Standards No. 133 did not have an effect on our results of operations, financial position or cash flows as we do not currently hold derivative instruments or engage in hedging activities.

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying general accepted accounting principles to revenue recognition and accounting for deferred costs in the financial statements. The accounting and disclosure requirements of SAB 101 will be effective for Efficient in the fourth quarter of fiscal year 2001. Based on our current revenue recognition policies, we do not expect the adoption of SAB 101 to materially impact our consolidated financial position and results of operations.

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

     As of December 31, 2000, we had short-term investments of $383.0 million, of which $72.2 million is classified as cash equivalents as it is comprised of highly liquid investments with original maturities at the date of purchase of less than 90 days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the December 31, 2000 rates would cause the fair value of these short-term investments to change by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income. At December 31, 2000 we did not own any investments in marketable equity securities. Therefore, we did not have any direct equity price risk.

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

     In addition to the foregoing, in connection with our acquisition of FlowPoint Corporation in December 1999, we recorded approximately $925.9 million of intangible assets which we are amortizing at the rate of approximately $47.0 million per quarter over a five year period. In connection with the acquisition of Network TeleSystems, Inc. in May 2000, we recorded approximately $17.9 million of intangible assets which we are amortizing at the rate of approximately $895,000 per quarter over a five year period. This goodwill amortization will adversely affect operating results. Therefore, even if we achieve positive cash flow from operations, we expect to continue to be unprofitable for a significant additional period.

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

     Since inception, a significant portion of our revenues has been derived from customers located outside of the United States, and we expect to continue to depend on international sales. Revenues derived from customers located outside of the United States represented 23.2%, 32.7%, and 21.4% of our net revenue in fiscal 1998, 1999, and 2000, respectively, and 18.9% of our net revenues for the six months ended December 31, 2000. We believe that our continued growth and ability to attain and maintain profitability will require us to continue to penetrate international markets. If we are unable to successfully overcome the difficulties associated with international operations and maintain and expand our international operations, our business would be harmed. These difficulties include:

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

     Our executive officers and certain key sales, engineering and management personnel may not remain with us in the future. Our executive officers and key personnel and in particular Mark A. Floyd, our Chairman, Bruce W. Brown, our Chief Executive Officer, and Patricia W. Hosek, our Executive Vice President of Product Operations, are critical to our business and its future success. If we lost the services of one or more of our executive officers or key employees, we would need to devote substantial resources to finding replacements, and until replacements were found, we would be operating without the skills or leadership of such personnel, either of which could have a significant adverse effect on our business. None of our officers or key employees is bound by agreements for any specific employment term or covenants not to compete.

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

Item 2. Changes In Securities and Use of Proceeds

     On September 27, 2000, the Company issued 2,442,910 shares of common stock to acquire MultiMedia Development Corporation. Based upon the representations and warranties of MultiMedia Development Corporation, the Company issued the shares of common stock without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders.

     On December 8, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as Class II directors Mark A. Floyd (with 51,261,443 affirmative votes and 79,971 votes withheld), and Thomas H. Peterson (with 51,265,436 affirmative votes and 75,978 votes withheld). Mr. Bruce W. Brown, Mr. James P. Gauer, Mr. Robert C. Hawk, Mr. Robert A. Hoff, Mr. Anthony T. Maher, and Mr. William L. Martin III continued as directors after the Annual Meeting.

     The stockholders also approved an amendment to the Company's 1999 Stock Plan to immediately increase the number of shares reserved for issuance thereunder by 2,000,000 (with 30,456,027 affirmative votes, 12,281,891 negative votes, 8,573,396 broker non-votes, and 30,100 abstentions).

     The stockholders also approved an amendment to the Company's 1999 Stock Plan to amend the automatic replenishment provision from the lesser of (a) 1,000,000 shares, (b) 3% of the outstanding Common Stock of the Company, as determined on the first day of each fiscal year, or (c) such lesser amount as is determined by the Board of Directors, to the lesser of (a) 4,500,000 shares, (b) 3% of the outstanding shares of Common Stock of the Company, as determined on June 30 of each year, or (c) such lesser amount as is determined by the Board of Directors (with 30,353,424 affirmative votes, 12,370,966 negative votes, 8,573,396 broker no-votes, and 43,628 abstentions).

     The stockholders also ratified the appointment of KPMG LLP, independent auditors, to audit the consolidated financial statements of the Company for the fiscal year ending June 30, 2001 (with 51,246,589 affirmative votes, 85,660 negative votes, and 9,165 abstentions).

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

               None

     (b)  Reports on Form 8-K

               (i) On October 5, 2000, the Company filed a current report on Form 8-K dated October 5, 2000 pursuant to Item 5 thereof, reporting the date for its fiscal 2000 Annual Meeting.

                                  Signatures

In accordance with the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  February 14, 2001



                                        /s/ Jill S. Manning
                                   --------------------------------------------
                                   Jill S. Manning
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)